Form 10-Q
period 1996-03-31
STANDISH CARE CO
filed 1996-05-15
CIK 879969

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 ------

               For the transition period from ________to ________.


                         Commission file Number: 0-19815
                                                --------

                            THE STANDISH CARE COMPANY
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                      04-3069586
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              SIX NEW ENGLAND EXECUTIVE PARK, BURLINGTON, MA 01803
- - --------------------------------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)


                                  (617)270-4500
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                  OUTSTANDING AT MAY 14, 1996
            -----                                  ---------------------------
Common Stock, $.01 par value                            3,435,826 shares


                            THE STANDISH CARE COMPANY

                                      INDEX


                                                                                                 PAGE
                                                                                                 ----

PART I - FINANCIAL INFORMATION

           Item 1.   Financial Statements:

                     Consolidated Balance Sheets                                                   2
                     Consolidated Statements of Operations                                         3
                     Consolidated Statements of Cash Flows                                         4
                     Notes to Consolidated Financial Statements                                    5

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                10


PART II - OTHER INFORMATION

           Item 1.   Legal Proceedings                                                            17

           Item 2.   Changes in Securities                                                        17

           Item 3.   Defaults Upon Senior Securities                                              17

           Item 4.   Submission of Matters to a Vote of Security Holders                          17

           Item 5.   Other Information                                                            17

           Item 6.   Exhibits and Reports on Form 8-K                                             17

           Signatures                                                                             18




                                                                 March 31,      December 31,
                                                                   1996            1995
                                                                 ---------      ------------
                                                                (Unaudited)
                            ASSETS
                            ------
Current assets:
     Cash and cash equivalents ..............................   $    649,715    $    367,631
     Restricted cash ........................................        230,149         199,719
     Accounts receivable, less allowance for
        doubtful accounts of $102,790 and $448,425
        at March 31, 1996 and December 31, 1995, respectively        134,787         176,818
     Note receivable ........................................           --             2,835
     Due from related parties ...............................         98,131         437,234
     Other current assets ...................................        111,970          53,790
                                                                ------------    ------------

     Total current assets ...................................      1,224,752       1,238,027

Restricted deposits .........................................        610,732         610,732
Assets held for sale ........................................           --            24,471
Investment in Adams Square Limited Partnership ..............        127,000         127,000
Investment in Cornish Realty Associates, L.P. ...............        125,000         125,000
Note receivable .............................................         46,794          50,467
Due from related parties, less allowance for
        doubtful accounts of $50,000 and $0
        at March 31, 1996 and December 31, 1995, respectively        230,215         130,215
Property, plant and equipment, net ..........................     11,007,425      11,079,454
Prepaid lease deposit, net ..................................        523,317         539,843
Non-compete agreement, net ..................................        200,306         219,671
Resident leases, net ........................................        164,562         176,979
Goodwill, net ...............................................      1,492,000       1,504,000
Other assets, net ...........................................         41,644         148,972
                                                                ------------    ------------

     Total assets ...........................................   $ 15,793,747    $ 15,974,831
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .......................................   $    437,239    $    522,992
     Accrued payroll and related taxes ......................        223,359         217,304
     Accrued severance costs ................................        203,874         232,874
     Accrued professional fees ..............................        457,080         570,997
     Resident security deposits .............................        160,129         172,945
     Current portion of long-term debt ......................        853,853         626,298
     Other current liabilities ..............................        345,235         478,999
                                                                ------------    ------------

     Total current liabilities ..............................      2,680,769       2,822,409

Deferred gain on sale of bonds ..............................        520,815         520,815
Long-term debt ..............................................     12,456,447      12,457,003

Minority interest ...........................................        137,863         156,970

Commitments and contingencies

Stockholders' equity
     Preferred stock (aggregate liquidation preference of
          $1,309,300 and $1,281,175 at March 31, 1996
          and December 31, 1995, respectively) ..............      1,125,000       1,125,000
     Common stock, $.01 par value
        30,000,000 shares authorized and
         3,435,826 shares issued and outstanding
        at March 31, 1996 and December 31, 1995 .............         34,359          34,359
     Additional paid-in capital .............................      8,749,060       8,746,096
     Accumulated deficit ....................................     (9,910,566)     (9,887,821)
                                                                ------------    ------------

     Total stockholders' (deficit) equity ...................   ($     2,147)         17,634
                                                                ------------    ------------

     Total liabilities and stockholders' equity .............   $ 15,793,747    $ 15,974,831
                                                                ============    ============

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                                                     For the three months ended
                                                      March 31,      March 31,
                                                        1996           1995
                                                    ------------   ------------
                                                           (unaudited)
Revenues:
     Service revenue ...........................   $ 2,187,209    $ 1,642,534
     Management fees and marketing revenue .....       125,444        109,070
     Development fees and other revenue ........        11,250         38,000
                                                   -----------    -----------
                                                     2,323,903      1,789,604

Operating costs and expenses:
     Community operating expense ...............     1,582,304      1,301,797
     Community rent expense ....................       149,771        129,547
     Selling, general and administrative expense       467,326        533,552
     Merger termination costs ..................       158,971           --
     Depreciation and amortization expense .....       196,632        151,871
                                                   -----------    -----------

     Total operating costs and expenses ........     2,555,004      2,116,767
                                                   -----------    -----------

Loss from operations ...........................      (231,101)      (327,163)

Interest expense ...............................      (417,649)      (308,073)
Interest income ................................        10,648         39,323
Other income (Note K) ..........................       596,249           --
Minority interest ..............................        19,108         25,688
                                                   -----------    -----------


Loss before income taxes .......................       (22,745)      (570,225)

Provision for income taxes .....................          --             --
                                                   -----------    -----------

Net loss .......................................   ($   22,745)   ($  570,225)
                                                   ===========    ===========

Net loss per common share ......................   ($     0.01)   ($     0.18)

Weighted average number of common
     shares outstanding ........................     3,435,826      3,395,152
                                                   ===========    ===========



                  The accompanying notes are an integral part
                    of the consolidated financial statements

                                                                     For the three months
                                                                        ended March 31,
                                                                     -------------------
                                                                      1996         1995
                                                                     ------       ------

OPERATING ACTIVITIES:
Net loss .......................................................   $ (22,745)   $(570,225)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Depreciation and amortization .............................     196,632      151,871
     Accretion associated with capital lease obligations .......      50,325       50,325
     Other income (Note K) .....................................    (596,249)        --
     Costs associated with discontinued business combination ...     158,971         --
     Provision for corporate related party accounts ............      50,000         --
     Provision for facility doubtful accounts ..................       7,500        9,000
     Amortization of deferred costs ............................      11,835       17,292
     Minority interest in net (loss) of consolidated partnership     (19,108)     (25,688)
     Compensation expense associated with issuance of warrants .       3,167         --
Decrease in restricted cash ....................................        --         21,233
Decrease (increase) in accounts receivable .....................      34,531      (12,428)
Increase in interest receivable ................................        --        (29,130)
Decrease in note receivable ....................................       6,508         --
Decrease in due from related parties ...........................     189,103      106,947
Increase in other current assets ...............................     (58,180)     (20,037)
Decrease in accounts payable ...................................     (85,753)    (162,513)
Increase in accrued payroll and related taxes ..................       6,055       52,851
(Decrease) increase in accrued professional fees ...............    (113,917)       1,944
Decrease in accrued severance costs ............................     (29,000)        --
Decrease in other current liabilities ..........................    (133,764)     (25,889)
                                                                   ---------    ---------

Net cash used by operating activities ..........................    (344,089)    (434,447)
                                                                   ---------    ---------

INVESTING ACTIVITIES:
Additions to property, plant and equipment .....................     (61,724)     (47,355)
Refundable deposits tendered ...................................        --        (25,000)
Line of credit to related party ................................    (150,000)        --
(Decrease) increase in security deposits .......................     (12,816)       9,651
Decrease in assets held for sale ...............................     (24,471)        --
Return of previous investment in Cornish Realty Associates, Ltd.        --        125,000
Use of prepaid deposit .........................................        --            516
Proceeds from sale of bonds ....................................     825,554         --
Funds set aside for credit enhancement escrow ..................     (50,000)        --
Decrease (increase) in other assets ............................      93,761      (40,515)
                                                                   ---------    ---------

Net cash provided by investing activities ......................     620,304       22,297
                                                                   ---------    ---------


FINANCING ACTIVITIES:
     Expenses from proposed business combination ...............    (158,971)        --
     Proceeds from borrowings ..................................   $ 250,000    $ 515,000
     Payment of Convertible Preferred Stock dividends ..........        --        (32,012)
     Repayment of debt .........................................     (73,922)     (14,099)
     Principal payments on capital lease obligations ...........     (11,238)     (11,086)
                                                                   ---------    ---------

Net cash provided by financing activities ......................       5,869      457,803
                                                                   ---------    ---------

Net increase in cash and cash equivalents ......................     282,084       45,653
                                                                   ---------    ---------

Cash and cash equivalents at beginning of year .................     367,631      232,716
                                                                   ---------    ---------

Cash and cash equivalents at end of year .......................   $ 649,715    $ 278,369
                                                                   =========    =========




                  The accompanying notes are an integral part
                    of the consolidated financial statements

                            THE STANDISH CARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION


A.     BASIS OF PRESENTATION

The accompanying financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K and Form 10-K/A for 1995, which should be read in conjunction with these statements. The financial information included herein, with the exception of the consolidated balance sheet at December 31, 1995, has not been audited. However, in the opinion of Management, the financial statements include all adjustments necessary for a fair presentation of the quarterly results. The results of the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

B.     RESTRICTED CASH

Restricted cash consists of the following:

                                                                                March 31, 1996          December 31, 1995
                                                                                --------------          -----------------
                                                                                  (Unaudited)
Resident security deposits                                                             $161,447                  $172,945
Capital improvements reserve - Bailey                                                     4,032                    15,481
Expansion funds - Piedmont                                                               10,409                    10,261
Real estate tax escrow - Sunny Knoll                                                      4,261                     1,032
Credit enhancement escrow - Fox Ridge Manor                                              50,000                        --
                                                                                    -----------               -----------
                                                                                       $230,149                  $199,719
                                                                                       ========               ===========

C.     RELATED PARTY TRANSACTIONS

The Company has conducted various transactions with its officers, directors, principal stockholders and/or their affiliated companies and unconsolidated affiliates. Accounts affected by these transactions were as follows:

                                                                                                        Three Months Ended
                                                                                                          March 31, 1996
                                                                                                          --------------
                                                                                                            (Unaudited)
Accounts receivable from Carriage Hill Retirement Center, Inc. ("Carriage Hill")
     owned by Emeritus Corporation ("Emeritus") for management fees                                                 8,750

Accounts receivable from Emeritus for management fees and reimbursable expenses                                    29,265

Accounts receivable from Cornish for management and reimbursable expenses                                          17,260

Accounts receivable from Adams Square Limited Partnership for management
     and marketing fees and reimbursable expenses                                                                  42,856

Accounts receivable from Cornish affiliates for repayment of the Company's
     investment and related interest                                                                               99,545

Note receivable from Adams Square Limited Partnership                                                              23,170

Loans to officers                                                                                                   7,500

Note receivable from Northwood Retirement, Inc.                                                                   100,000

Management fees and marketing revenue from Emeritus                                                                14,900

                                                                                                         Three Months Ended
                                                                                                           March 31, 1996
                                                                                                           --------------
                                                                                                            (Unaudited)
Management fee revenue from Cornish                                                                                39,150

Marketing fee revenue from Adams Square Limited Partnership                                                        54,931

Expenses incurred through or reimbursed to stockholders, officers, directors and their affiliates:
         Selling and marketing                                                                                    $33,781
         General and administrative                                                                                 2,000

D.   RESTRICTED DEPOSITS

Restricted deposits consists of the following:

                                                                                March 31, 1996          December 31, 1995
                                                                                --------------          -----------------
                                                                                  (Unaudited)

    Cash collateral for letter of credit-Dominion                                      $231,200                  $231,200
    Cash collateral for letter of credit-Lowry                                           65,000                    65,000
    Cash collateral for letter of credit-Piedmont                                       237,750                   237,750
    Debt service reserve-Bailey refinancing                                              61,032                    61,032
    Debt service reserve-SLI bonds (until March 27,
       1996) and Northwood Bonds (thereafter)                                            15,750                    15,750
                                                                                    -----------               -----------
                                                                                       $610,732                  $610,732
                                                                                       ========                  ========

The letters of credit are required under the terms of the lease agreements for Dominion, Lowry and Piedmont. The letters of credit are required to stay in place for the duration of the leases. The Bailey debt service reserve is required to stay in place for the five-year life of the loan. The debt service reserve fund related to the Northwood Bonds represents approximately two months of interest on the face amount of $750,000 of Northwood Bonds (as defined in Note K) outstanding for which the Company provided certain credit enhancements in the form of guarantees in March 1996 (Note K).

E.   PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consists of the following:

                                                                                March 31, 1996          December 31, 1995
                                                                                --------------          -----------------
                                                                                  (Unaudited)

    Land                                                                         $    1,616,628            $    1,616,628
    Land improvements                                                                    24,864                    21,964
    Furniture, fixtures & equipment                                                   1,235,057                 1,221,239
    Buildings & improvements                                                          9,359,001                 9,313,995
                                                                                 --------------            --------------
                                                                                     12,235,550                12,173,826
    Less accumulated depreciation                                                    (1,228,125)               (1,094,372)
                                                                                 --------------            --------------
                                                                                    $11,007,425               $11,079,454
                                                                                 ==============            ==============

F.   OTHER ASSETS

Other assets consists of the following:

                                                                                March 31, 1996          December 31, 1995
                                                                                --------------          -----------------
                                                                                  (Unaudited)

    Investment in SLI                                                                 $      --               $   100,000
    Closing costs associated with the Bailey refinancing                                 22,930                    24,670
    Organizational costs                                                                  8,881                     9,712
    Security deposits                                                                     9,833                    13,587
    Other                                                                                    --                     1,003
                                                                                      ---------               -----------
                                                                                        $41,644                  $148,972
                                                                                      =========               ===========

G.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings and long-term debt consist of the following:

                                                                                   March 31, 1996       December 31, 1995
                                                                                   --------------       -----------------
                                                                                     (Unaudited)
Mortgages Payable:
    Bailey  Mortgage  payable with interest at the  one-month  London  Interbank offered  rate  for US  dollars  plus  2.25%  (7.69%  at March  31,  1996), principal payable monthly in varying amounts.  All remaining principal and interest due in February 1999,
      collateralized by real estate.                                             $      927,411            $      936,804

    Sunny Knoll Mortgage Payable with interest equal to the base rate of Primary
      Bank plus 1.75% (10.75% at March 31, 1996),  principal  payable monthly in varying amounts, all remaining
      principal due April 1997, collateralized by real estate.                          742,569                   744,764

Notes payable:
    Note payable with 9%  interest,  principal  payments of varying  amounts and interest payable over five years. All remaining
      principal and interest due January 1999.                                           62,044                    66,853

    Note payable with  interest at First Union Bank and Trust's  prime rate plus
      1% (9.25% at March 31, 1996),  payable in fifty-nine  installments of $833 each month. All remaining principal and
      interest due in December 2000, collateralized by real estate                      137,500                   140,000

    Note payable with 9.47% interest and  principal due December
      1999, collateralized by automobile                                                 13,381                    14,901

    Notes payable with 9% interest and principal payments in
      varying amounts due February 1997                                                 147,782                   149,430

    Note payable to a minority partner with 8% interest, entire principal
      balance is due April 1997                                                         137,500                   137,500

    Note payable to Adams Square L.P., interest-free, due on demand                     127,000                   127,000

    Note payable with 12% interest through April 1996, and 14%
      thereafter, entire principal due April 1997                                     1,100,000                 1,100,000

    Note payable to Emeritus with 10%  interest,  quarterly  principal  payments based on excess cash flow,  all  remaining  principal  due due April 1998, collateralized by the Company's stock in
      Sunny Knoll                                                                       499,878                   551,732

    Note payable to Integrated Health Services, Inc. with 8.5%
      interest payable semi-annually. Under certain circumstances,
      $100,000 could become due prior to January 15, 1998.
      Otherwise, entire principal is due in January 1998.                               250,000                        --

Deferred liability associated with the Piedmont operating lease                         172,079                   160,244
                                                                                  -------------             -------------
    Subtotal                                                                          4,317,144                 4,129,228

Convertible debentures with 8.5% interest due in June 1998,
    convertible to common stock at $4.16 per share                                    2,000,000                 2,000,000

Capital lease obligations                                                             6,993,156                 6,954,073
                                                                                  -------------             -------------
    Subtotal                                                                         13,310,300                13,083,301
    Less current maturities                                                             853,853                   626,298
                                                                                  -------------             -------------
    Long-term debt                                                                  $12,456,447            $   12,457,003
                                                                                    ===========            ==============

H.   OMISSION OF PREFERRED STOCK DIVIDEND

On March 29, 1996, the Company's Board of Directors voted to omit the $.25 quarterly dividend on the Series A Cumulative Convertible Preferred Stock
("Convertible Preferred Stock") for the quarter ended March 31, 1996. These dividends, although not declared or paid, remain cumulative without interest. Failure to pay any quarterly dividend results in a reduction of the conversion price of the shares of Common Stock issuable upon conversion of the Convertible Preferred Stock. As a result of omitting more than four quarterly dividend payments, holders of the Convertible Preferred Stock are entitled to vote, on a one vote per share of Convertible Stock basis, with the holders of Common Stock on all matters submitted to stockholders including the election of directors.

I.   EARNINGS PER SHARE

Net loss per common share is computed by dividing the net loss for the period plus any dividends accrued, paid or in arrears on the Company's Convertible Preferred Stock by the weighted average number of outstanding shares of common stock. Dividends paid in the three month periods ended March 31, 1996 and March 31, 1995 totaled $0 and $32,013, respectively. As of March 31, 1996, aggregate dividends in arrears on the Convertible Preferred Stock totaled approximately $184,300 and the conversion price of the Preferred Stock was $3.50 (subject to anti-dilution adjustments).

J.   PRO FORMA RESULTS OF OPERATIONS

The following represents the unaudited pro forma results of operations as if Sunny Knoll was acquired at the beginning of 1995:


                                                                                                    For Three Months Ended
                                                                                                         March 31, 1995
                                                                                                         --------------
                                                                                                           (Unaudited)
     Net revenues                                                                                              $2,088,707
     Loss before extraordinary items                                                                             (469,592)
     Net loss                                                                                                     469,592
     Net loss per common share                                                                                 $     (.15)

The pro forma operating results include results of operations for the three months ended March 31, 1995 with increased depreciation and amortization on property, plant and equipment associated with the acquisition of Sunny Knoll. The pro forma information given above does not purport to be indicative of the results that actually would have been attained if the operations were combined during the period presented, and is not intended to be a projection of future results or trends.

K.   COMMITMENTS AND CONTINGENCIES

     Working Capital Loan

     On January 16, 1996, pursuant to a letter of intent for a then proposed business combination, Integrated Health Services, Inc. ("IHS") loaned the sum of $250,000 to the Company for working capital purposes. In February 1996, IHS informed the Company that it was terminating their business combination discussions. This loan could become repayable to IHS in accordance with a promissory note which bears interest at 8.5%, interest payable semi-annually. Under certain circumstances up to $100,000 of the promissory note could become payable prior to the maturity date of January 15, 1998. On or about April 9, 1996, the Company asserted a claim against IHS based on IHS's unilateral breach of its contractual obligations under its letter of intent with the Company as well as for its duties of good faith and fair dealing. In addition, the Company has asserted claims that IHS's conduct constitutes unfair and deceptive trade practices under applicable Massachusetts law. Although no law suit has been commenced by the Company, the Company intends to vigorously pursue its claims against IHS.

     Fox Ridge Manor Transaction

     On March 25, 1996, the Company received approximately $825,000 in back management fees, prior investments and advances in connection with the refinancing and sale by a third party owner of the Fox Ridge Manor community located in Dover, Pennsylvania. The Company recorded a gain of approximately $596,000 related to this transaction in the first quarter of 1996. That community had been owned by Senior Lifestyles, Inc. ("SLI"), an unrelated third party, and the Company had managed that community for SLI since July 1992. The Company has been retained by the new owner, Northwood Retirement Community, Inc. ("Northwood"), a Pennsylvania not-for-profit corporation, to manage the Fox Ridge community under a three year management agreement (with two 1 year renewable options). The Company expects to receive management fees in a fixed monthly amount of approximately $5,200 plus an additional incentive management fee of approximately 2% of monthly operating revenues during the term of its new management agreement. Under certain circumstances, the fixed and incentive management fees may be subordinate to payments due certain holders of bonds issued in connection with the acquisition of Fox Ridge by the new owner. Simultaneously with its management agreement, the Company made available to Northwood a $150,000 line of credit to be used by the new owner in connection with the Fox Ridge Manor community. In connection with these transactions, SLI bonds in the face amount of $900,000 (the "Group A SLI Bonds") resold by the Company to an investor group in 1993 and guaranteed by the Company as to the payment of interest and principal, were refinanced and exchanged for new subordinated 1996 Series C Bonds (the "Northwood Bonds") in the face amount of $800,000. Of these bonds, $750,000 face amount are held for the benefit of the investor group and $50,000 are held for the benefit of the Company. The Company has provided credit enhancement commitments to the investor group with respect to the $750,000 1996 Series C bonds. Reference is made to the financial statements and the footnotes to the financial statements included under Part I of this report.

L.   RECLASSIFICATION

Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Standish Care Company (the "Company" or "Standish") is a long term care services company which operates assisted living communities throughout the eastern United States. The Company also provides management, marketing, development and other services to third party owners of assisted living communities.

Since its organization in October 1989, the Company has achieved significant growth in revenues, primarily by acquiring existing senior living communities and by providing management, marketing, development and other services to communities owned by third parties, but it has not realized income from operations. The Company operates ten communities for its own account, consisting of 388 units and 535 beds, and provides managing and marketing services for communities consisting of 318 units and 385 beds. For the three months ended March 31, 1996, the Company generated total revenues of $2,324,000, and incurred a loss from operations of $231,000.

In February 1996, the Company consummated agreements with Cornish Realty Associates, L.P. ("Cornish") and the principals of its corporate general partner. Under the agreements, the Company agreed to resign as the manager of Laurelmead effective April 1, 1996. In addition, the Company sold its limited partnership investment interest in Cornish to the two principals of the corporate general partner for an amount equal to the sum of the Company's then remaining $125,000 capital investment in Cornish plus an amount equivalent to the accrued priority return on that capital investment less certain adjustments. The net amount due the Company of $215,000 is payable as follows: monthly installments of $10,000 each for the months of May through October 1996, the sum of $80,000 in December 1996 and the sum of $75,000 in December 1997.

On March 15, 1996, the Company and Emeritus jointly announced the signing of an agreement in principal to merge in a tax-free stock-for-stock transition. On May 6, 1996, the Company announced it had terminated merger discussions with Emeritus. The Company and Emeritus could not reach agreement on an exchange ratio.

On March 25, 1996, the Company received approximately $825,000 in back management fees, prior investments and advances in connection with the refinancing and sale by a third party owner of the Fox Ridge Manor community located in Dover, Pennsylvania. The Company recorded a gain of approximately $596,000 related to this transaction in the first quarter of 1996. That community had been owned by Senior Lifestyles, Inc. ("SLI"), an unrelated third party, and the Company had managed that community for SLI since July 1992. The Company has been retained by the new owner, Northwood Retirement Community, Inc. ("Northwood"), a Pennsylvania not-for-profit corporation, to manage the Fox Ridge community under a three year management agreement (with two 1 year renewable options). The Company expects to receive management fees in a fixed monthly amount of approximately $5,200 plus an additional incentive management fee of approximately 2% of monthly operating revenues during the term of its new management agreement. Under certain circumstances, the fixed and incentive management fees may be subordinate to payments due certain holders of bonds issued in connection with the acquisition of Fox Ridge by the new owner. Simultaneously with its management agreement, the Company made available to Northwood a $150,000 line of credit to be used by the new owner in connection with the Fox Ridge Manor community. In connection with these transactions, SLI bonds in the face amount of $900,000 (the "Group A SLI Bonds") resold by the Company to an investor group in 1993 and guaranteed by the Company as to the payment of interest and principal, were refinanced and exchanged for new subordinated 1996 Series C Bonds in the face amount of $800,000. Of these bonds, $750,000 face amount are held for the benefit of the investor group and $50,000 are held for the benefit of the Company. The Company has provided credit enhancement commitments to the investor group with respect to the $750,000 1996 Series C bonds. Reference is made to the financial statements and the footnotes to the financial statements included under Part I of this report.

The Company anticipates an improvement in operating cash flow during the remainder of 1996 as compared to 1995 primarily as a result of the Company's
continuing   efforts  to  improve  operating

performance of certain of the communities operated by it for its own account and the expansion of its Statesville, North Carolina community. However, the Company expects to continue to incur losses from operations through at least the third quarter of 1996.

Of the ten communities currently operated by the Company for its own account, two communities (Bailey and Sunny Knoll) are owned and the others are leased under either capital lease or operating lease arrangements. Community rent expense represents lease payments paid by the Company as lessee under operating lease arrangements at its Piedmont Village and Bailey Suites communities.

The Company recognizes service revenue in the period in which it provides services to residents at the communities that it operates for its own account. Management fees and marketing revenue are realized in the period in which the Company provides services. Development fees and other revenue are recorded when the Company fulfills its contractual obligations and all contingencies for payment are met.

The results of operations for the three months ended March 31, 1996 include the accounts of the Company, Bailey Retirement Center, Inc., ("Bailey"), an assisted living community in Gainesville, Florida which the Company acquired in July 1992, Dominion Villages, Inc. ("Dominion"), a chain of three assisted living communities in the Tidewater, Virginia area which the Company acquired on November 10, 1993, Lowry Village, Inc. ("Lowry"), a stand-alone Alzheimer's facility in Tampa, Florida which the Company acquired in January 1994, Piedmont Villages, Inc. ("Piedmont"), a chain of three assisted living facilities in North Carolina which the Company acquired on March 2, 1994, Bailey Home Suites ("Bailey Suites"), an assisted living community in Gainesville, Florida which the Company began leasing in September 1994 and Lakes Region, L.L.C. ("Sunny Knoll"). The Company and Emeritus, through a limited liability company, acquired 51% and 49% ownership interests, respectively, in the Sunny Knoll community located in Franklin, New Hampshire on May 1, 1995.

The results of operations for the three months ended March 31, 1995 include the accounts of the Company, Bailey, Dominion, Lowry, Piedmont and Bailey Suites.

The following table sets forth the approximate percentage of the Company's total revenues represented by certain items from the Company's consolidated financial statements for the respective periods presented:

                                                       For the Three Months Ended            For the Three Months Ended
                                                              March 31, 1996                       March 31, 1995
                                                              --------------                       --------------
                                                                (Unaudited)                          (Unaudited)
Revenues:
     Service revenue                                                 94.1%                                91.8%
     Management fees and marketing revenue                            5.4                                  6.1
     Development fees and other revenue                                .5                                  2.1
                                                                  -------                               ------
         Total revenues                                             100.0%                               100.0%
Operating costs and expenses:
     Community operating expense                                     68.1                                 72.7
     Community rent expense                                           6.5                                  7.3
     Selling, general and administrative expense                     20.1                                 29.8
     Discontinued business combination costs                          6.8                                 --
     Depreciation and amortization expense                            8.5                                  8.5
                                                                  -------                               ------
         Total operating costs and expenses                         110.0                                118.3

Income (loss) from operations                                       (10.0)                               (18.3)
     Interest expense                                               (18.0)                               (17.2)
     Interest income                                                   .5                                  2.2
     Other income                                                    25.6                                 --
     Minority interest                                                 .8                                  1.5
                                                                  -------                               ------
Loss before income taxes                                             (1.1%)                              (31.8%)
                                                                      ====                                =====

The following table sets forth the approximate percentage of the Company's service revenue represented by certain items from the Company's consolidated financial statements for the respective periods presented:

                                                       For the Three Months Ended            For the Three Months Ended
                                                              March 31, 1996                       March 31, 1995
                                                              --------------                       --------------
                                                                (Unaudited)                          (Unaudited)
Service revenue                                                     100.0%                               100.0%
Community operating expense                                          72.3                                 79.2
Community rent expense                                                6.9                                  7.9

Results of Operations

Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995

     Revenues

     Revenues for the three months ended March 31, 1996 were $2,324,000, representing an increase of $534,000 or 30% from revenues of $1,790,000 in the comparable period in 1995.

     Service revenue for the three months ended March 31, 1996 was $2,187,000, representing an increase of $544,000 or 33% from service revenue of $1,643,000 in the comparable period in 1995. Of this increase, $283,000 was attributable to the acquisition of Sunny Knoll consummated in May 1995. The remaining $261,000 increase in service revenue was attributable to an increase in service revenue of communities operated by the Company throughout both periods. This increase was primarily attributable to growth in resident census and higher average rates charged for services provided at these communities. The increase in service revenue was also attributable to higher revenues at the Company's Statesville, North Carolina facility which was expanded by approximately 20 beds in the fourth quarter of 1995.

     Management fees and marketing revenue for the three months ended March 31, 1996 was $125,000, representing an increase of $16,000 or 15% from management fee and marketing revenue of $109,000 in the comparable period in 1995. The increase in management fees and marketing revenue in 1996 was primarily due to increased management and marketing fees at two communities the Company began providing management services during the fourth quarter of 1995 and the first quarter of 1996. This increase was partially offset by a decrease in management fees from a community in Bedford, Virginia which the Company managed for Emeritus through December 31, 1995. Emeritus began managing this facility effective January 1, 1996.

     Development fees and other revenue for the three months ended March 31, 1996 was $11,000, representing a decrease of $27,000 or 71% from development fees and other revenue of $38,000 in the comparable period in 1995. The decrease in development fee revenue was primarily attributable to a development contract which expired during 1995. The Company recorded $20,000 of development revenue related to this contract in 1995 versus none in 1996.

     Community Operating Expense

     Community operating expense for the three months ended March 31, 1996 was $1,582,000, representing an increase of $280,000 or 22% from community operating expense of $1,302,000 in the comparable period in 1995. As a percentage of service revenue, community operating expense was 72.3% and 79.2% for the three months ended March 31, 1996 and 1995, respectively. Of the $280,000 increase in the amount of community operating expense, $172,000 was attributable to the Sunny Knoll acquisition which was consummated in May 1995. The remaining $108,000 increase was attributable to an increase in community operating expense of communities operated by the Company throughout both periods, primarily due to increases in resident occupancy at these communities. The decrease in community operating expense as a percentage of service revenue was due primarily to the acquisition of Sunny Knoll and improved operating margins at the Bailey, Dominion and Piedmont communities and to increased occupancy at certain of the Company's communities.

     Community Rent Expense

     Community rent expense represents lease payments the Company is required to make under operating leases at Piedmont Village and Bailey Suites. Community rent expense for the three months ended March 31, 1996 was $150,000, representing an increase of $20,000 or 15% from community rent expense of $130,000 in the comparable period in 1995. As a percentage of service revenue, community rent expense was 6.9% and 7.9% for the three month periods ended March 31, 1996 and 1995, respectively. The increase in the amount of community rent expense is due primarily to increased rent expense at Piedmont due to increased borrowings to fund an expansion at the Company's Statesville, North Carolina facility.

     Selling, General and Administrative Expense

     Selling, general and administrative expense for the three months ended March 31, 1996 was $467,000, representing a decrease of $67,000 or 13% from selling, general and administrative expense of $534,000 in the comparable period in 1995. As a percentage of total revenues, selling, general and administrative expense was 20.1% and 29.8% for the three months ended March 31, 1996 and 1995, respectively. The decrease in the amount of selling, general and administrative expense was primarily attributable to a decrease in salaries, travel and related costs and consulting costs. The decrease in selling, general and administrative expense as a percentage of total revenues was due to lower spending levels in the three months ended March 31, 1996 versus the comparable period in 1995 and the allocation of these expenses over increased levels of total revenues in 1996.

     Merger Termination Costs

     Merger termination costs for the three months ended March 31, 1996 was $159,000. These costs represent legal, accounting, travel and other related costs associated with the proposed merger between Integrated Health Services, Inc. ("IHS") and the Company. In February 1996, IHS informed the Company that it was terminating their business combination discussions.

     Depreciation and Amortization Expense

     Depreciation and amortization expense for the three months ended March 31, 1996 was $197,000, representing an increase of $45,000 or 30% from depreciation and amortization expense of $152,000 in the comparable period in 1995. As a percentage of total revenues, depreciation and amortization expense was 8.5% for each of the three months ended March 31, 1996 and 1995, respectively. Of the increase in the amount of depreciation and amortization expense, approximately $25,000 related to Sunny Knoll which acquisition was consummated in May 1995. The remaining $20,000 increase was due to amortization associated with a non-compete agreement and higher depreciation expense at Dominion Villages associated with certain capital improvements.

     Interest Expense

     Interest expense for the three months ended March 31, 1996 was $418,000, representing an increase of $110,000 or 36% from interest expense of
     $308,000 in the comparable period in 1995. As a percentage of total revenues, interest expense was 18.0% and 17.2% for the three months ended
     March 31,  1996 and  1995,  respectively.  The  increase  in the  amount of interest expense was due primarily to increased interest expense on borrowings associated with the Company's acquisition of Sunny Knoll in May 1995. The remaining increase in the amount of interest expense was due to increased borrowings under the Company's Dominion Village lease and due to increased borrowings for working capital purposes derived from the convertible debentures sold to Emeritus.

     Other income

     Other income for the three months ended March 31, 1996 was $596,000. Other income represents the receipt of previously reserved for management fees and certain investments in SLI which the Company received in connection with the sale and refinancing of Fox Ridge Manor to Northwood and the refinancing of that community's related debt.

     Interest Income

     Interest income for the three months ended March 31, 1996 was $11,000, representing a decrease of $28,000 or 72% from interest income of $39,000 in the comparable period in 1995. As a percentage of total revenues, interest income was .5% and 2.2% for the three months ended March 31, 1996 and 1995, respectively. Interest income in the three month period ended March 31, 1996 is primarily comprised of interest on restricted deposits. Interest income in the three months ended March 31, 1995 was primarily due to interest associated with the Company's investment in Cornish which earned interest at the rate of 15% per annum.

     Minority Interest

     Minority interest for the three months ended March 31, 1996 was $19,000, representing a decrease of $7,000 or 27% from minority interest of $26,000 in the comparable period in 1995. As a percentage of total revenues, minority interest was .8% and 1.5% for the three month periods ending March 1996 and 1995, respectively. The decrease in the amount of minority interest is due to income from Sunny Knoll. The Company owns 51% of Sunny Knoll.

Liquidity and Capital Resources

Since its inception, the Company has experienced working capital and liquidity deficiencies. The Company has provided for its working capital and liquidity needs through sales of securities in the public markets, including its initial financing of Common Stock in February 1992 and its financing of Convertible Preferred Stock in September and October 1993, through private placements of debt and equity securities and through the sale of assets for cash, as well as through the deferral of certain payables and preferred stock dividends. Some of these transactions were with affiliated parties.

Cash and cash equivalents at March 31, 1996 were approximately $700,000 compared to approximately $368,000 at December 31, 1995, an increase of $332,000 or 90%. At March 31, 1996, the Company had a working capital deficit of approximately $1,456,000 compared to a working capital deficit of $1,584,000 at December 31, 1995.

During the three months ended March 31, 1996, the Company financed its working capital and general corporate needs primarily through three sources: (i) the Company received approximately $825,000 in back management fees and related investments from the refinancing of Fox Ridge Manor; (ii) the Company received the final $300,000 in connection with its assignment of the Green Meadows communities to Emeritus and (iii) $250,000 in connection with a promissory note between the Company and IHS.

The Company used the proceeds from these sources approximately as follows: (i) $459,000 to pay back accounts payable and professional fee payments; (ii) $183,000 to fund the working capital needs of the Company; (iii) $173,000 to fund a line of credit to Northwood in connection with the Company's management of Fox Ridge Manor and to fund other costs associated with the Fox Ridge transaction; (iv) $86,000 to fund interest payments associated with the Company's convertible debentures; (v) $85,000 to pay down existing debt and (vi) $57,000 to fund additions to property, plant and equipment.

At June 30, 1994, the Company had outstanding 782,350 shares of Convertible Preferred Stock. Effective July 1, 1994, the Company consummated an Exchange Offer (the "Offer") pursuant to which it exchanged 2.6 shares of its Common Stock for each share of Convertible Preferred Stock tendered. Subsequent to the Offer, there were 128,050 shares of Convertible Preferred Stock outstanding. The Offer had the effect of decreasing the Company's quarterly dividend requirement on the Convertible Preferred Stock from $195,588 to $32,013. Since issuing the Convertible Preferred Stock in September 1993, the Company has failed to make six quarterly dividend payments. Convertible Preferred Stockholders who tendered their shares in the Offer forfeited any right to a dividend for the quarter ended June 30, 1994. At September 30, 1995, the Company was in arrears on four quarterly dividends of approximately $32,013, or approximately $128,050 in the aggregate. Under the terms of the Convertible Preferred Stock, should the Company fail to pay any portion of the quarterly dividend on its Convertible Preferred Stock on four separate payment dates, whether or not consecutively, holders of the Convertible Preferred Stock would be entitled to voting rights, including the election of directors. In addition, each quarterly dividend not paid results in a $0.25 reduction in the initial $5.00 per share conversion price. The conversion price at March 31, 1996 was $3.50 per share (subject to anti-dilution adjustments). These voting rights became effective on September 30, 1995 when the Company's Board of Directors voted to omit the dividend for the quarter ended September 30, 1995, the fourth such dividend which had been omitted.

As of March 31, 1996, the Company had financed three acquisition transactions involving seven communities with Health Care REIT in the aggregate amount of $10,750,000. These transactions were structured so that the assets were acquired by Health Care REIT and leased to the Company under either operating lease or capital lease arrangements. Health Care REIT may have a right to provide financing for future acquisitions completed by the Company up to an aggregate additional amount of $19,250,000. Under the terms of the agreement, Health Care REIT is entitled to receive a warrant to purchase one share of the Company's Common Stock at an exercise price (subject to anti-dilution adjustments) which is currently $4.16 per share, for every $300 advanced. In March 1995, the Company agreed to re-price all warrants previously granted to Health Care REIT from $7.09 to $4.16 per share. To date, the Company has granted Health Care REIT, on account of such financing, warrants to purchase approximately 35,833 of Common Stock shares. The warrants are exercisable for five years from the date of issuance, subject to extension under certain circumstances.

During 1995, the Company did not comply with certain of its debt covenants (primarily related to the debt coverage ratio requirements associated with its Dominion, Lowry and Piedmont lease agreements). In addition, the Company did not comply with its covenant of maintaining at least $500,000 of consolidated net worth. In March 1996, the Company (a) obtained waivers for each of the defaults which occurred in 1995 and (b) modified certain of its covenants for 1996. The modified covenants for 1996 require Dominion, Lowry and Piedmont to maintain a combined quarterly weighted debt coverage ratio of at least 1.0 to 1.0 through December 31, 1996 and requires the Company to maintain a consolidated negative net worth no greater than $110,000, $609,000, $1,000,000 and $1,350,000 for the quarters ended March 31, June 30, September 30 and December 31, 1996, respectively.

There can be no assurance that the Company will not be in violation of its covenants in the future or that the Company will be able to obtain waivers of such violations that may arise in the future. Any such violations, if not waived, would give Health Care REIT certain rights and/or remedies under the lease agreements pursuant to which the Company operates the affected communities, including rights of acceleration of all lease payments, rights of possession and rights to terminate the lease, which, if exercised, would have a material adverse effect upon the Company.

The growth of the Company will be dependent primarily on its ability to (i) continue to expand and improve the results of its existing operations, (ii) identify and make suitable acquisitions of assisted living communities or companies which own, lease or manage such communities and (iii) the development of communities for its own account. The Company has been and will continue to be dependent upon third party financing for acquisitions and developments. There can be no assurance that financing for acquisitions or developments will be available to the Company on acceptable terms, if at all. Even if the Company is able to obtain financing, the financing terms may impose burdens or restrictions on the Company's future operations. Moreover, to the extent the Company acquires or develops communities which do not generate operating cash flow (after interest and/or community rent expense), the Company may be required to seek additional financing for working capital and liquidity purposes. Further, any additional financing obtained by the Company could have a dilutive effect on then existing stockholders. In the event the Company is not able to meet its working capital or liquidity needs with bank borrowings (which to date have been unavailable to the Company) or other financing sources, it would become necessary for the Company to implement a cost reduction plan for its then existing operations and consider the sale of certain assets to raise working capital and potentially defer any planned capital expenditures and to reassess the timing and extent of its acquisition and development program. Based upon management's ability to implement these plans, the Company believes it has sufficient resources to meet its cash flow needs through December 31, 1996.

Although the Company anticipates an improvement in operating cash flow during 1996 as a result primarily of the Company's continuing efforts to improve the operating performance of certain of its owned communities and the expansion of certain of its communities, the Company may not attain an operating profit this year. And although the Company continues to explore opportunities to secure third-party development, management and marketing contracts intended to improve its operating results, the magnitude of the Company's potential cash flow deficit makes it likely that it will for some time remain dependent on external sources of cash to finance both its operations and its community acquisition and development activities, which are key to its continued growth and eventual profitability. There can be no assurance, however, that the Company will be able to obtain additional financing for its operations and its community acquisition and development activities. Further, any additional financing obtained by the Company could have a dilutive effect on then existing stockholders.

Forward-Looking Information is Subject to Risk and Uncertainty

Certain  statements in the  foregoing  management's  discussion  and analysis of financial condition and results of operations contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including the Company's expectations as to the success of its efforts to improve operations of its owned communities, the success of fill-up of expanded communities and access to additional financing. Actual future results and trends may differ materially depending on a variety of factors including successful implementation of the Company's operating plans, certain regulatory uncertainties as more states implement regulations relating to assisted living communities, possible contractual disputes and/or termination of agreements and dealing with alleged failures to perform in connection with third party owners and operators of communities for which the Company provides service and legal proceedings and other legal claims.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

       Not applicable.

ITEM 2.       CHANGES IN SECURITIES

       Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

       On September 15, 1995, the Company's Board of Directors voted to omit the payment of a dividend on the Company's Convertible Preferred Stock for the quarter ended September 30, 1995. The omission of payment of the dividend was the fourth such dividend to be omitted. As such, holders of the Preferred Stock are entitled to vote, on a one vote per share basis with the holders of Common Stock, on all matters thereafter submitted including the election of directors. The Company has since omitted the dividend on the Convertible Preferred Stock for the quarters ended December 31, 1995 and March 31, 1996.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5.       OTHER INFORMATION

       Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits
                  None.

       (b)    Reports on Form 8-K
                  January 5, 1996 and February 15, 1996


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              SIGNATURE                                              TITLE                                    DATE
              ---------                                              -----                                    ----
/s/ Michael J. Doyle                                      Chairman of the Board and                       May 14, 1996
- - --------------------------------                          Chief Executive Officer
    Michael J. Doyle

/s/ Michael J. Brenan                                     President, Chief Operating                      May 14, 1996
- - --------------------------------                          Officer and Director
    Michael J. Brenan

/s/ Kenneth M. Miles                                      Chief Financial Officer,                        May 14, 1996
- - --------------------------------                          Treasurer, Assistant Secretary
    Kenneth M. Miles                                      and Director