Form 10-Q
period 1996-06-30
STANDISH CARE CO
filed 1996-07-31
CIK 879969

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 1996
                                              OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ________to ________.


                         Commission file Number: 0-19815

                            THE STANDISH CARE COMPANY
                            -------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                   04-3069586
            --------                                   ----------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

              Six New England Executive Park, Burlington, MA 01803
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  (617)270-4500
                                  -------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X
    ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at July 31, 1996
              -----                           ----------------------------
   Common Stock, $.01 par value                      3,697,366 shares

                            THE STANDISH CARE COMPANY

                                      INDEX


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

           Item 1.   Financial Statements:

                     Consolidated Balance Sheets                              2
                     Consolidated Statements of Operations                    3
                     Consolidated Statements of Cash Flows                    4
                     Notes to Consolidated Financial Statements               5

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           11


PART II - OTHER INFORMATION

           Item 1.    Legal Proceedings                                      19

           Item 2.    Changes in Securities                                  19

           Item 3.    Defaults Upon Senior Securities                        19

           Item 4.    Submission of Matters to a Vote of Security Holders    19

           Item 5.    Other Information                                      19

           Item 6.    Exhibits and Reports on Form 8-K                       19

           Signatures                                                        20

                           THE STANDISH CARE COMPANY
                          CONSOLIDATED BALANCE SHEETS


                                                              June 30,      December 31,
                  ASSETS                                        1996            1995
           ---------------------                            -------------   -------------
                                                            (Unaudited)

Current assets:
    Cash and cash equivalents                                   $355,939        $367,631
    Restricted cash                                              385,745         199,719
    Accounts receivable, less allowance for
       doubtful accounts of $159,747 and $448,425
       at June 30, 1996 and December 31, 1995, respectively      176,546         176,818
    Due from related parties                                     177,625         437,234
    Other current assets                                         239,378          56,625
                                                            -------------   -------------

    Total current assets                                       1,335,233       1,238,027

Restricted deposits                                              610,732         610,732
Investment in Adams Square Limited Partnership                   127,000         127,000
Investment in Cornish Realty Associates, L.P.                          -         125,000
Due from related parties                                          30,670         130,215
Property, plant and equipment, net                            10,916,034      11,079,454
Prepaid lease deposit, net                                       506,792         539,843
Non-compete agreement, net                                       180,940         219,671
Resident leases, net                                             152,145         176,979
Goodwill, net                                                  1,480,000       1,504,000
Other assets, net                                                188,529         223,910
                                                            -------------   -------------

    Total assets                                             $15,528,075     $15,974,831
                                                            =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
    Accounts payable                                            $269,058        $522,992
    Accrued payroll and related taxes                            228,251         217,304
    Accrued severance costs                                      142,000         232,874
    Accrued professional fees                                    441,963         570,997
    Resident security deposits                                   158,442         172,945
    Current portion of long-term debt                          3,315,586         626,298
    Other current liabilities                                    254,059         478,999
                                                            -------------   -------------

    Total current liabilities                                  4,809,359       2,822,409

Deferred gain on sale of bonds                                   520,815         520,815
Long-term debt                                                10,461,569      12,457,003

Minority interest                                                108,969         156,970

Commitments and contingencies

Stockholders' equity
    Preferred stock (aggregate liquidation preference of
       $1,127,300 and $1,281,175 at June 30, 1996
       and December 31, 1995, respectively)                      920,000       1,125,000
    Common stock, $.01 par value
       30,000,000 shares authorized and
       3,501,053 and 3,435,826 shares issued and
       outstanding at June 30, 1996 and December 31, 1995         35,011          34,359
    Additional paid-in capital                                 8,963,953       8,746,096
    Accumulated deficit                                      (10,291,601)     (9,887,821)
                                                            -------------   -------------

    Total stockholders' (deficit) equity                       ($372,637)         17,634
                                                            -------------   -------------

    Total liabilities and stockholders' equity               $15,528,075     $15,974,831
                                                            =============   =============

               The accompanying notes are an integral part of the
                       consolidated financial statements


                           THE STANDISH CARE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the three months ended                 For the six months ended
                                              June 30,              June 30,             June 30,             June 30,
                                                1996                  1995                 1996                 1995
                                           -------------------------------------      ------------------------------------
                                                         (unaudited)                                (unaudited)
Revenues:
     Service revenue                            $2,193,107           $1,875,183           $4,380,316           $3,517,717
     Management fees and marketing revenue          87,708              195,741              213,152              304,811
     Development fees and other revenue             65,250              120,000               76,500              158,000
                                           ----------------      ---------------      ---------------      ---------------
                                                 2,346,065            2,190,924            4,669,968            3,980,528

Operating costs and expenses:
     Community operating expense                 1,626,134            1,448,080            3,208,438            2,749,877
     Community rent expense                        154,459              142,141              304,230              271,688
     Selling, general and administrative expense   463,478              622,575              930,804            1,156,127
    Transaction termination costs                   27,381                    -              186,352                    -
     Depreciation and amortization expense         196,637              168,876              393,269              320,747
                                           ----------------      ---------------      ---------------      ---------------

     Total operating costs and expenses          2,468,089            2,381,672            5,023,093            4,498,439
                                           ----------------      ---------------      ---------------      ---------------

Loss from operations                              (122,024)            (190,748)            (353,125)            (517,911)

Interest expense                                  (405,875)            (370,249)            (823,524)            (678,322)
Interest income                                     17,970               41,909               28,618               81,232
Other income                                       100,000                    -              696,249                    -
Minority interest                                   28,894               24,253               48,002               49,941
                                           ----------------      ---------------      ---------------      ---------------


Loss before income taxes                          (381,035)            (494,835)            (403,780)          (1,065,060)

Provision for income taxes                               -                    -                    -                    -
                                           ----------------      ---------------      ---------------      ---------------

Net loss                                         ($381,035)           ($494,835)           ($403,780)         ($1,065,060)
                                           ================      ===============      ===============      ===============

Net loss per common share                           ($0.12)              ($0.16)              ($0.13)              ($0.33)

Weighted average number of common
     shares outstanding                          3,442,718            3,395,152            3,439,272            3,395,152
                                           ================      ===============      ===============      ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements

                           THE STANDISH CARE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        For the six months ended June 30,
                                                                        ---------------------------------
                                                                            1996                  1995
                                                                        ----------            ------------
OPERATING ACTIVITIES:
Net loss                                                                $(403,780)            $(1,065,060)
Adjustments to reconcile net loss
        to net cash used by operating activities:
        Depreciation and amortization                                     393,269                 320,747
        Accretion associated with capital lease obligations               100,648                 104,548
        Amortization of deferred costs                                     23,670                  34,584
        Minority interest in net (loss) of consolidated partnership       (48,002)                (49,941)
        Compensation expense associated with issuance of warrants           6,333                  12,667
        Other income                                                     (696,249)                      0
(Increase) in restricted cash                                            (186,026)               (638,907)
Decrease (increase) in accounts receivable                                    272                 (28,781)
Decrease (increase) in due from related parties                           359,154                 (47,570)
Increase in other current assets                                         (132,753)                (27,069)
Increase in interest receivable                                                 -                  (9,202)
Decrease in note receivable                                                     -                   1,226
(Decrease) increase in accounts payable                                  (253,934)                 34,174
Increase in accrued payroll and related taxes                              10,947                  16,636
(Decrease) in accrued severance costs                                     (90,874)                      -
(Decrease) increase in accrued professional fees                         (129,034)                 25,573
(Decrease) increase in other current liabilities                         (224,940)                 35,167
                                                                       ----------              ----------
Net cash used by operating activities                                  (1,271,299)             (1,281,208)
                                                                       ----------              ----------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                               (104,090)             (1,122,713)
(Decrease) increase in security deposits                                        -                  91,528
Return of previous investment in Cornish Realty Associates, Ltd.                -                 125,000
Use of prepaid deposit                                                          -                  27,651
Proceeds from sale of bonds                                               825,554                 (19,000)
Cash deposited to collateralize letters of credit                               -                 (62,750)
Funding of accrued development costs                                            -                 (54,498)
(Increase) in other assets                                                (38,769)                       -
                                                                       ----------              ----------
Net cash provided by investing activities                                 682,695              (1,014,782)
                                                                       ----------              ----------

FINANCING ACTIVITIES:
        Proceeds from excercise of stock options                           $7,375                       -
        Increase in advance for expansion costs                                 -                $750,000
        Payment of Convertible Preferred Stock dividends                        -                 (64,025)
        Proceeds from borrowings                                         $750,000              $2,281,000
        Repayment of debt                                                (163,822)                (28,118)
        Principal payments on capital lease obligations                   (16,641)                (23,605)
                                                                       ----------              ----------
Net cash provided by financing activities                                 576,912               2,915,252
                                                                       ----------              ----------
Net increase in cash and cash equivalents                                 (11,692)                619,262
                                                                       ----------              ----------
Cash and cash equivalents at beginning of year                            367,631                 232,716
                                                                       ----------              ----------
Cash and cash equivalents at end of period                               $355,939                $851,978
                                                                       ==========              ==========
                                                                                -
NON-CASH ACTIVITIES
Purchase of property, plant & equipment by seller note financing               $0              $1,852,000
Dividends accrued but not paid on Convertible Preferred Stock             $51,125                 $32,013
Conversion of 20,500 shares of preferred stock to 61,727 shares
   (.01 par value) of common stock                                       $205,000                      $0
Refinancing fee from third party                                         $100,000                      $0
Reclass of a portion of the Cornish investment to related party           $50,000                      $0
Reclass of a portion of the Cornish investment to other assets            $75,000                      $0

               The accompanying notes are an integral part of the
                       consolidated financial statements

                            THE STANDISH CARE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PART I- FINANCIAL INFORMATION

A.  Basis of Presentation

The accompanying financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K and related Form 10-K/A for 1995, which should be read in conjunction with these statements. The financial information included herein, with the exception of the consolidated balance sheet at December 31, 1995, has not been audited. However, in the opinion of Management, the financial statements include all adjustments necessary for a fair presentation of the quarterly results. The results of the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

B.  Restricted Cash

Restricted cash consists of the following:

                                                             June 30, 1996       December 31, 1995
                                                             -------------       -----------------
                                                              (unaudited)
   Resident security deposits                                   $159,573                $172,945
   Reserve, line of credit -Northwood Retirement, Inc.           150,534                      --
   Credit enhancement escrow - Fox Ridge                          50,000                      --
   Capital improvements reserve - Bailey                          14,032                  15,481
   Expansion funds - Piedmont                                     10,421                  10,261
   Real estate tax escrow-Sunny Knoll                              1,185                   1,032
                                                                --------                --------
                                                                $385,745                $199,719
                                                                ========                ========

C.  Related Party Transactions

The Company has conducted various transactions with its officers, directors, and principal stockholders and/or their affiliated companies and unconsolidated affiliates. Accounts affected by these transactions were as follows:


                                                                                Six Months Ended
                                                                                 June 30, 1996
                                                                                 -------------
                                                                                  (unaudited)

    Accounts receivable from Emeritus Corporation ("Emeritus")
      for refinancing fee                                                          $ 100,000

    Accounts receivable from Emeritus for management fees and
      reimbursable expenses                                                           36,800

    Accounts receivable from Adams Square Limited Partnership for
      management fees, marketing fees and reimbursable expenses                       40,825

    Note receivable from Adams Square Limited Partnership                             23,170

    Loan to Officer                                                                    7,500




    Management fees and marketing revenue from Emeritus                               14,900

    Management fees from Cornish                                                      27,402

    Management fees from Adams Square Limited Partnership                             51,367

    Marketing fee revenue from Adams Square Limited Partnership                       21,000

    Expenses incurred through or reimbursed to stockholders, officers, directors and their affiliates:
        Selling and marketing                                                         69,695
        General and administrative                                                     2,000

D.  Restricted Deposits

Restricted deposits consists of the following:


                                                          June 30, 1996         December 31, 1995
                                                          -------------         -----------------
                                                           (unaudited)
   Cash collateral for letter of credit - Piedmont           $237,750                 $237,750
   Cash collateral for letter of credit - Dominion            231,200                  231,200
   Cash collateral for letter of credit - Lowry                65,000                   65,000
   Debt service reserve - Bailey refinancing                   61,032                   61,032
   Debt service reserve - Northwood Bonds                      15,750                   15,750
                                                             --------                 --------
                                                             $610,732                 $610,732
                                                             ========                 ========

The letters of credit are required under the terms of the financing agreements for Dominion, Lowry and Piedmont. The letters of credit are required to stay in place for the duration of the leases. The Bailey debt service reserve is required to stay in place for the five-year life of the loan. The debt service reserve fund related to the Northwood Bonds represents approximately two months of interest on the face amount of $750,000 of Northwood Bonds outstanding for which the Company provided certain credit enhancements in the form of guarantees in March 1996.

E.  Property, Plant & Equipment

Property, plant and equipment consists of the following:


                                                          June 30, 1996         December 31, 1995
                                                          -------------         -----------------
                                                           (unaudited)

   Land                                                  $  1,616,628             $  1,616,628
   Land improvements                                           24,864                   21,964
   Furniture, fixtures & equipment                          1,242,760                1,221,239
   Buildings & improvements                                 9,393,664                9,313,995
                                                         ------------             ------------
                                                           12,277,916               12,173,826
   Less accumulated depreciation                           (1,361,882)              (1,094,372)
                                                         ------------             ------------
                                                          $10,916,034              $11,079,454
                                                         ============             ============

F.  Short-term borrowings and long-term debt

Short-term borrowings and long-term debt consists of the following:

                                                                                 June 30, 1996         December 31, 1995
                                                                                 -------------         -----------------
                                                                                  (unaudited)
Mortgages Payable:
   Bailey mortgage payable with interest at the one-month London Interbank offered rate for US dollars plus 2.25% (9.05% at June 30, 1996), principal payable monthly in varying amounts. All remaining principal and interest
     due in February 1999, collateralized by real estate.                         $   918,044             $   936,804

   Sunny Knoll mortgage payable with interest equal to the base rate of Primary
     Bank plus 1.75% (10.75% at June 30, 1996), principal payable monthly in varying amounts, all remaining principal due April 1997,
     collateralized by real estate.                                                   739,985                 744,764

Notes payable:
   Note payable with 9% interest, principal payments of varying amounts and interest payable over five years. All remaining principal and interest due
     January 1999, collateralized by a second mortgage on Bailey Village.              57,227                  66,853

   Note payable with interest at First Union Bank and Trust's prime rate plus 1%
     (9.25% at June 30, 1996), payable in fifty-nine installments of $833 each month. All remaining principal and interest due in December 2000,
     collateralized by real estate                                                    135,000                 140,000

   Note payable with 9.47% interest and  principal due December
     1999, collateralized by automobile                                                12,779                  14,901

   Notes payable with 9% interest and principal payments in
     varying amounts due February 1997                                                146,096                 149,430

   Note payable to a minority partner with 8% interest, entire
     principal balance is due April 1997                                              137,500                 137,500

   Note payable to Adams Square L.P., interest-free, due on
     demand                                                                           127,000                 127,000

   Note payable with 12% interest through April 1996, and 14%
     thereafter, entire principal due April 1997                                    1,100,000               1,100,000


   Note payable to Emeritus with 10% interest, quarterly principal payments based on excess cash flow, all remaining principal due April 1998,
     collateralized by the Company's stock in Sunny Knoll                             431,532                 551,732

   Note payable to Integrated Health Services, Inc. with 8.5%
     interest payable semi-annually. Under certain circumstances,
     $100,000 could become due prior to January 15, 1998.
     Otherwise, entire principal is due January 15, 1998. (Note K)                    250,000                      --

   Note payable to CareMatrix Corporation ("CareMatrix") with 10% interest payable annually. All principal and accrued interest due on October 1, 1996 subject to an extension until April 1, 1997 at the election of CareMatrix, collateralized by a subordinate mortgage on Bailey Village.
     (Notes K and M)                                                                  500,000                      --

Deferred liability associated with the Piedmont operating lease                       183,914                 160,244
                                                                                  -----------             -----------
   Subtotal                                                                         4,739,077               4,129,228

Convertible debentures payable to Emeritus with 8.5% interest due in June 1998, convertible to common stock at $4.16 per share
   (subject to anti-dilution adjustments)                                           2,000,000               2,000,000

Capital lease obligations                                                           7,038,078               6,954,073
                                                                                  -----------             -----------
   Subtotal                                                                        13,777,155              13,083,301
   Less current maturities                                                          3,315,586                 626,298
                                                                                  -----------             -----------
   Long-term debt                                                                 $10,461,569             $12,457,003
                                                                                  ===========             ===========

G.  Omission of Preferred Stock Dividend

On June 28, 1996, the Company's Board of Directors voted to omit the $.25 quarterly dividend on the Series A Cumulative Convertible Preferred Stock ("Convertible Preferred Stock") for the quarter ended June 30, 1996. These dividends, although not declared or paid, remain cumulative without interest. Failure to pay any quarterly dividend results in a reduction of the conversion price of the shares of Common Stock issuable upon conversion of the Convertible Preferred Stock. As a result of omitting more than four quarterly dividend payments, holders of the Convertible Preferred Stock are entitled to vote, on a one vote per share of Convertible Stock basis, with the holders of Common Stock on all matters submitted to stockholders including the election of directors.

H.  Earnings Per Share

Net loss per common share is computed by dividing the net loss for the period plus any dividends accrued, paid or in arrears on the Company's Convertible Preferred Stock by the weighted average number of outstanding shares of common stock. Dividends paid in the three and six month periods ended June 30, 1996 and June 30, 1995 totaled $0, $0, $32,013 and $64,025 respectively. As of June 30, 1996, aggregate dividends in arrears on the Convertible Preferred Stock totaled approximately $207,300 and the conversion price of the Preferred Stock was $3.25 (subject to anti-dilution adjustments).

I.  Pro forma Results of Operations

The following represents the unaudited pro forma results of operations as if Sunny Knoll was acquired at the beginning of 1995:


                                                         For Six Months Ended
                                                            June 30, 1995
                                                        --------------------
                                                             (unaudited)

    Net revenues                                            4,379,332
    Loss before extraordinary items                          (930,883)
    Net loss                                                 (930,883)
    Net loss per common share                                    (.29)

The pro forma operating results include results of operations for the six months ended June 30, 1995 with increased depreciation and amortization on property, plant and equipment associated with the acquisition of Sunny Knoll. The pro forma information given above does not purport to be indicative of the results that actually would have been attained if the operations were combined during the period presented, and is not intended to be a projection of future results or trends.

J.  Stock Option Grants

In June 1996, the Company's Board of Directors voted to grant 75,000 stock options to two officers and directors of the Company which allow the holder of such stock options to purchase shares of the Company's common stock at $2.94 per share, the closing stock price on the day immediately preceding the Board Meeting. The stock options contain a provision which increases the amount of the stock options up to a maximum of 750,000 shares at the time of the closing of the merger with CareMatrix (Note L).

K.  Commitments and Contingencies

    Working Capital Loans
    ---------------------

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

    On June 3, 1996, pursuant to a term sheet for a proposed business combination, CareMatrix Corporation loaned the sum of $1,000,000 to the Company for working capital purposes. The note is due on October 1, 1996 subject to an extension until April 1, 1997 at the election of CareMatrix. The note bears interest at 10% and interest is payable annually. In accordance with the terms of the promissory note, CareMatrix advanced $500,000 to the Company upon the signing of the term sheet and $500,000 upon the execution of the merger agreement. (Note M)

L. CareMatrix Merger Transaction

In June 1996, the Company announced that it had signed a term sheet with CareMatrix Corporation, a privately held group of twelve separate corporations ("CareMatrix"), under which the Company would acquire all of the assets and operations of CareMatrix and the Company would issue between 40 million and 50 million shares of its common stock to the stockholders of CareMatrix subject to due diligence and negotiation of a definitive merger agreement. On July 3, 1996, the Company and CareMatrix entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") under which twelve subsidiary corporations of the Company would be merged into CareMatrix and the Company would issue 50 million shares of its common stock to the stockholders of CareMatrix. The Merger Agreement was approved by the Boards of Directors of the Company and CareMatrix on July 10, 1996. The Merger Agreement is subject to the approval of both the Company's and CareMatrix's stockholders, the receipt of an updated fairness opinion and other customary closing conditions.

M.   Subsequent Events

On July 10, 1996, CareMatrix funded the second installment of $500,000 in connection with its promissory note with the Company. On July 30, 1996, through the issuance and sale to a principal stockholder of CareMatrix (the "purchaser"), for $14,000 per share or $1,400,000 in the aggregate, the Company issued 100 shares of its newly created Series B Convertible Preferred Stock (the "Series B Stock") with a liquidation value of $14,000 per share. The Company used a portion of the proceeds from the share issuance to repay the promissory note of $1,000,000 and obtained an additional $400,000 to be used for working capital purposes. The Series B Stock is redeemable by the Company at any time after December 1, 1996 at $14,000 per share plus accrued dividends provided that the market price of the common stock exceeds 150% of the conversion price ($4.16) then in effect for twenty consecutive trading days. The Series B Stock will be entitled to a quarterly dividend of $350 per share with quarterly dividend payments on each of December 31, March 31, June 30 and September 30. Concurrently with the issuance of the Series B Stock, the Company issued five year warrants to the purchaser to purchase 400,000 shares of the Company's common stock at an exercise price of $4.16 per share.


The following data represents certain unaudited pro forma information of the Company assuming the issuance of the Series B Stock and the repayment of the promissory note occurred on June 30, 1996.

Working capital                    $(2,074,126)
Total assets                        16,428,075
Current portion of long-term debt    2,815,586
Long-term debt                      10,461,569
Total shareholders equity            1,027,363

N.   Reclassification

Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
- --------

The Standish Care Company (the "Company" or "Standish") is a long term care services company which operates assisted living communities throughout the eastern United States. The Company also provides management, marketing, development and other services to third party owners of assisted living communities.

Since its organization in October 1989, the Company has achieved significant growth in revenues, primarily by acquiring existing senior living communities and by providing management, marketing, development and other services to communities owned by third parties, but it has not realized income from operations. The Company operates ten communities for its own account, consisting of 388 units and 535 beds, and provides managing and marketing services for communities consisting of 318 units and 385 beds. For the three and six months ended June 30, 1996, the Company generated total revenues of $2,346,000, and $4,670,000 respectively, and incurred a loss from operations of $122,000 and $353,000, respectively.

In February 1996, the Company consummated agreements with Cornish Realty Associates, L.P. ("Cornish") and the principals of its corporate general partner. Under the agreements, the Company agreed to resign as the manager of Laurelmead effective April 1, 1996. In addition, the Company sold its limited partnership investment interest in Cornish to the two principals of the corporate general partner for an amount equal to the sum of the Company's then remaining $125,000 capital investment in Cornish plus an amount equivalent to the accrued priority return on that capital investment less certain adjustments. The net amount due the Company of $215,000 is payable as follows: monthly installments of $10,000 each for the months of May through October 1996, the sum of $80,000 in December 1996 and the sum of $75,000 in December 1997. At December 31, 1995, the $125,000 investment was classified on the Company's balance sheet as "Investment in Cornish Realty Associates, L.P.". At June 30, 1996, the Company has reclassified the $125,000 as follows: $50,000 to other current assets and $75,000 to "other assets, net."

On March 15, 1996, the Company and Emeritus jointly announced the signing of an agreement in principal to merge in a tax-free stock-for-stock transition. On May 6, 1996, the Company announced it had terminated merger discussions with Emeritus. The Company and Emeritus could not reach agreement on an exchange ratio.

On March 25, 1996, the Company received approximately $825,000 in back management fees, prior investments and advances in connection with the refinancing and sale by a third party owner of the Fox Ridge Manor community located in Dover, Pennsylvania. The Company recorded a gain of approximately $596,000 related to this transaction in the first quarter of 1996. That community had been owned by Senior Lifestyles, Inc. ("SLI"), an unrelated third party, and the Company had managed that community for SLI since July 1992. The Company has been retained by the new owner, Northwood Retirement Community, Inc. ("Northwood"), a Pennsylvania not-for-profit corporation, to manage the Fox Ridge community under a three year management agreement (with two 1 year renewable options). Under the management agreement, the Company receives management fees in a fixed monthly amount of approximately $5,200 plus an additional incentive management fee of approximately 2% of monthly operating revenues during the term of its new management agreement. Under certain circumstances, the fixed and incentive management fees may be subordinate to payments due certain holders of bonds issued in connection with the acquisition of Fox Ridge by the new owner. Simultaneously with its management agreement, the Company made available to Northwood a $150,000 line of credit to be used by the new owner in connection with the Fox Ridge Manor community. In connection with these transactions, SLI bonds in the face amount of $900,000 (the "Group A SLI Bonds") which were resold by the Company to an investor group in 1993 and guaranteed by the Company as to the payment of interest and principal, were refinanced and exchanged for new subordinated 1996 Series C Bonds in the face amount of $800,000. Of these bonds, $750,000 face amount are held for the benefit of the investor group and $50,000 are held for the benefit of the Company. The Company has provided credit enhancement commitments to the investor group with respect to the $750,000 1996 Series C bonds. Reference is made to the financial statements and the footnotes to the financial statements included under Part I of this report.

On June 4, 1996, the Company announced it had entered into an agreement to merge with CareMatrix Corporation ("CareMatrix"), a privately held assisted living company. Under the terms of the agreement, the Company would acquire the assets and operations of CareMatrix and in return would issue between 40 million and 50 million shares to the stockholders of CareMatrix. On July 3, 1996, the Company entered into a definitive merger agreement with CareMatrix subject to the approval of the Board of Directors of the Company and CareMatrix. The Company also announced it would issue 50 million shares to the stockholders of CareMatrix. On July 10, 1996, both the Company and CareMatrix announced that each of their respective boards of directors had approved the merger agreement. The closing of the merger is expected to take place in October 1996 and is subject to the approval of both Company's stockholders, the receipt by the Company of an updated fairness opinion from its financial advisors and other customary closing conditions. Also, CareMatrix loaned the Company the sum of $1,000,000 of which $500,000 was advanced on June 4, 1996 and $500,000 was advanced on July 10, 1996. As more fully described in "Liquidity and Capital Resources", the Company repaid the promissory note on July 30, 1996 through the issuance of a newly created Series B Convertible Preferred Stock and CareMatrix also loaned the Company an additional $400,000.

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

The results of operations for the three and six month periods ended June 30, 1996 include the accounts of the Company, Bailey Retirement Center, Inc., ("Bailey"), an assisted living community in Gainesville, Florida which the Company acquired in July 1992, Dominion Villages, Inc. ("Dominion"), a chain of three assisted living communities in the Tidewater, Virginia area which the Company acquired in November , 1993, Lowry Village, Inc. ("Lowry"), a stand-alone Alzheimer's facility in Tampa, Florida which the Company acquired in January 1994, Piedmont Villages, Inc. ("Piedmont"), a chain of three assisted living facilities in North Carolina which the Company acquired in March , 1994, Bailey Home Suites ("Bailey Suites"), an assisted living community in Gainesville, Florida which the Company began leasing in September 1994 and Lakes Region, L.L.C. ("Sunny Knoll"). The Company and Emeritus, through a limited liability company, acquired 51% and 49% ownership interests, respectively, in the Sunny Knoll community located in Franklin, New Hampshire in May , 1995.

The results of operations for the three and six month periods ended June 30, 1995 include the accounts of the Company, Bailey, Dominion, Lowry, Piedmont and Bailey Suites. The results of operations also include the accounts of Sunny Knoll for the period May 1, 1995 to June 30, 1995.

The following table sets forth the approximate percentage of the Company's total revenues represented by certain items from the Company's consolidated financial statements for the respective periods presented:


                                              For the three                        For the six
                                               months ended                       months ended
                                       June 30, 1996   June 30, 1995       June 30, 1996   June 30, 1995
                                       -----------------------------       -----------------------------
                                                  (unaudited)                       (unaudited)
Revenues:
   Service revenue                            93.5%           85.6%             93.8%           88.4%
   Management fees and marketing revenue       3.7             8.9               4.6             7.7
   Development fees and other revenue          2.8             5.5               1.6             3.9
                                             -----           -----             -----           -----
                                             100.0           100.0             100.0           100.0



Operating costs and expenses:
   Community operating expense                69.3            66.1               68.7           69.1
   Community rent expense                      6.6             6.5                6.6            6.8
   Selling, general and administrative
    expense                                   19.8            28.4               19.9           29.0
   Transaction termination costs               1.2              --                4.0            --
   Depreciation and amortization expense       8.3             7.7                8.4            8.1
                                             -----           -----              -----          -----
   Total operating costs and expenses        105.2           108.7              107.6          113.0
                                             -----           -----              -----          -----
Loss from operations                          (5.2)           (8.7)              (7.6)         (13.0)

Interest expense                             (17.3)          (16.9)             (17.6)         (17.1)
Interest income                                0.8             1.9                0.6            2.0
Other income                                   4.3              --               15.0            --
Minority interest                              1.2             1.1                1.0            1.3
                                             -----            -----             -----          -----
Loss before income taxes                     (16.2)          (22.6)              (8.6)         (26.8)
                                             =====            ====              =====          =====


The following table sets for the approximate percentage of the Company's service revenue represented by certain items from the Company's consolidated financial statements for the respective periods presented:


                                                For the three                        For the six
                                                  months ended                      months ended
                                           June 30, 1996  June 30, 1995      June 30, 1996   June 30, 1995
                                           ----------------------------      -----------------------------
                                                    (unaudited)                       (unaudited)
Service revenue                              100.0%          100.0%              100.0%         100.0%
Community operating expense                   74.1            77.2                73.2           78.2
Community rent expense                         7.0             7.6                 6.9            7.7

RESULTS OF OPERATIONS
Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995
- -----------------------------------------------------------------------------

Revenues
- --------

Revenues for the three and six month periods ended June 30, 1996 were $2,346,000 and $4,670,000, representing increases of $155,000 or 7% and $689,000 or 17%, respectively, from revenues of approximately $2,191,000 and $3,981,000 in the comparable periods in 1995.

Service revenue for the three and six month periods ended June 30, 1996 were $2,193,000 and $4,380,000, representing increases of $318,000 or 17% and
$862,000 or 25%, respectively, from service revenue of $1,875,000 and $3,518,000 in the comparable periods in 1995. Of these increases, $87,000 and $369,000 respectively, was attributable to service revenue for the Sunny Knoll community acquired by the Company in May 1995 and thus not fully reflected in the Company's results for the first two quarters of 1995. The $231,000 and $493,000 balances of these increases in service revenue were primarily attributable to higher service revenues at certain of the communities operated by the Company throughout both periods, primarily due to increased resident census and higher average service fee rates at these communities.

Management fees and marketing revenue for the three and six month periods ended June 30, 1996 were $88,000 and $213,000, representing decreases of $108,000 or 55% and $92,000 or 30%, respectively, from management fees and marketing revenue of $196,000 and $305,000 in the comparable periods in 1995. The higher management fees and marketing revenue during the 1995 comparable periods were attributable primarily to $100,000 of management fee revenue the Company recorded during the second quarter of 1995 related to Crystal Cove, a senior living community in Florida. These management fees reflect a partial recovery of $132,000 of management fees related to Crystal Cove which the Company had written off in 1992. The Company resigned as manager of Crystal Cove during the second quarter of 1995.

Development fees and other revenue for the three and six month periods ended June 30, 1996 were $65,000 and $77,000, representing a decrease of $55,000 or 46% and $81,000 or 51% respectively, from development fees and other revenue of $120,000 and $158,000 in the comparable periods in 1995. Development fees and other revenue for the three and six month periods ended June 30, 1996 were primarily comprised of fees associated with one assisted living community being developed in Cambridge, Massachusetts while development fees and other revenue in the comparable periods in 1995 were primarily related to fees associated with assisted living communities being developed in Pikesville, Maryland, Cambridge, Massachusetts and the Laurelmead community which was co-developed by the Company and Cornish in Providence, Rhode Island.

Community Operating Expense
- ---------------------------

Community operating expense for the three and six month periods ended June 30, 1996 were $1,626,000 and $3,208,000, representing increases of $178,000 or 13%
and $458,000 or 17%, respectively, from community operating expense of $1,448,000 and $2,750,000 in the comparable periods in 1995. As a percentage of service revenue, community operating expense decreased to 74.1% and 73.2% for the three and six month periods ended June 30, 1996, respectively, versus 77.2% and 78.2% in the comparable periods in 1995. Of the increases in the amount of community operating expense, $82,000 and $255,000, respectively was attributable to community operating expense for the Sunny Knoll community acquired by the Company in May 1995 and thus not fully reflected in the Company's results for the first two quarters of 1995. The $96,000 and $203,000 remaining increases in community operating expense was primarily attributable to increased community operating expense at the Company's Piedmont and Bailey communities. The increase in community operating expense at Piedmont was primarily due to an increase in census while the increase at Bailey was primarily due to increases in staffing.

Community Rent Expense
- ----------------------

Community rent expense represents lease payments the Company is required to make under operating leases at its Piedmont Villages and Bailey Suites communities. Community rent expense for the three and six month periods ended June 30, 1996 were $154,000 and $304,000, representing increases of $12,000 or 9% and $32,000 or 12%, respectively, from community rent expense of $142,000 and $272,000 in the comparable periods in 1995. As a percentage of service revenue, community rent expense decreased to 7.0% and 6.9% for the three and six month periods ended June 30, 1996, respectively, versus 7.6% and 7.7% in the comparable periods in 1995. The increase in the amount of community rent expense is primarily due to increased lease advances at Piedmont to fund the expansion at the Company's Statesville, North Carolina community. The decrease in community rent expense as a percentage of service revenue was primarily due to the allocation of these expenses over increased levels of total revenues for the first two quarters of 1996.

Selling, General and Administrative Expense
- -------------------------------------------

Selling, general and administrative expense for the three and six month periods ended June 30, 1996 were $463,000 and $931,000, representing decreases of $160,000 or 26% and $225,000 or 19%, respectively, from selling, general and administrative expense of $623,000 and $1,156,000 in the comparable periods in 1995. As a percentage of total revenues, selling, general and administrative expense decreased to 19.8% and 19.9% for the three and six month periods ended June 30, 1996, respectively, versus 28.4% and 29% in the comparable periods in 1995. The decrease in the amount of selling, general and administrative expense for the three and six month periods ended June 30, 1996 versus the comparable periods in 1995 was due primarily to decreases in salaries, recruitment costs, consulting costs, marketing and public relations costs and travel and related costs. The decrease in selling, general and administrative expense as a percentage of total revenues was due to reduced spending and the allocation of these expenses over increased levels of total revenues for the first two quarters of 1996.

Transaction Termination Costs
- -----------------------------

Transaction termination costs were $27,000 and $186,000 for the three and six month periods June 30, 1996, respectively. These costs represent legal, accounting, travel and other related costs primarily associated with the proposed merger between Integrated Health Services, Inc. ("IHS") and the Company. In February 1996, IHS informed the Company that it was terminating their business combination discussions. Transaction termination costs also include legal, accounting, travel and other related costs associated with the proposed merger between Emeritus Corporation ("Emeritus") and the Company. In May 1996, the Company informed Emeritus that it was terminating those merger discussions. The Company and Emeritus could not agree on an exchange ratio.

Depreciation and Amortization Expense
- -------------------------------------

Depreciation and amortization expense for the three and six month periods ended June 30, 1996 was approximately $197,000 and $393,000, representing increases of $28,000 or 17% and $72,000 or 22%, respectively, from depreciation and amortization expense of $169,000 and $321,000 in the comparable periods in 1995. As a percentage of total revenues, depreciation and amortization expense increased to 8.3% and 8.4% for the three and six month periods ended June 30, 1996, respectively, versus 7.7% and 8.1% in the comparable periods in 1995. Of the increases in the amount of depreciation and amortization expense, $9,000 and $34,000, respectively, was attributable to depreciation and amortization expense for the Sunny Knoll community acquired by the Company in May 1995 and thus not fully reflected in the Company's results for the first two quarters of 1995. The increase in the amount of depreciation and amortization expense was also attributable to higher depreciation and amortization expense at Dominion due to certain additions at that facility during the three and six month periods ended June 30, 1996 versus the comparable periods in 1995. The increase in depreciation and amortization expense was also attributable to amortization of a non-compete agreement with a former director and officer of the Company.

Interest Expense
- ----------------

Interest expense for the three and six month periods ended June 30, 1996 was $406,000 and $824,000, representing increases of $36,000 or 10% and $146,000 or
22%, respectively, from interest expense of $370,000 and $678,000 for the comparable periods in 1995. As a percentage of total revenues, interest expense was 17.3% and 17.6% for the three and six month periods ended June 30, 1996, respectively, versus 16.9% and 17.1% for the comparable periods in 1995. The increases in the amount of interest expense is attributable primarily to interest expense due to increased borrowings associated with Dominion Village, and interest expense associated with the acquisition of Sunny Knoll which was acquired on May 1, 1995.

Interest Income
- ---------------

Interest income for the three and six month periods ended June 30, 1996 was $18,000 and $29,000, representing decreases of $24,000 and $52,000 respectively, compared to interest income of $42,000 and $81,000 in the comparable periods in 1995. As a percentage of total revenues, interest income was 0.8% and 0.6% for the three and six month periods ended June 30, 1996, respectively, versus 1.9% and 2.0% in the comparable periods in 1995. Interest income for the three and six month periods ended June 30, 1996 represents interest earned on cash and cash equivalents. Interest income for the three and six month periods ended June 30, 1995 is primarily comprised of the accrued preferred return at the rate of 15% per annum on the Company's investment in Laurelmead.

Minority Interest
- -----------------

Minority interest for the three and six month periods ended June 30, 1996 was $29,000 and $48,000, representing an increase of $5,000 or 21% and a decrease of $2,000 or 4% respectively, versus $24,000 and $50,000 in the comparable periods in 1995. As a percentage of total revenues, minority interest was 1.2% and 1.0% for the three and six month periods ended June 30, 1996, respectively, versus 1.1% and 1.3% in the comparable periods in 1995. The increases in the amount of minority interest reflect the increased losses associated with Lowry and the corresponding chargeback of 20% of these losses to the minority partners. These increases were partially offset by the allocation of 49% of the income of Sunny Knoll to the minority partner.

Other Income
- ------------

Other income for the three and six month periods ended June 30, 1996 was $100,000 and $696,000. Other income for the three months ended June 30, 1996 represents the Company's portion of the proceeds to which it is entitled in connection with the sale of The Pines of Tewksbury community by Emeritus to a third party. In addition to its development, management and marketing contracts and its rights to 15% of excess cash flow, the Company owns a 15% residual interest to share in the proceeds of a sale or refinancing of The Pines of Tewksbury community. Other income for the six months ended June 30, 1996 is primarily composed of cash received for previously reserved management fees and certain investments in SLI which the Company received in connection with the sale and financing of Fox Ridge Manor to Northwood and the refinancing of that community's related debt.

Liquidity and Capital Resources
- -------------------------------

Since its inception, the Company has experienced working capital and liquidity deficiencies. The Company has provided for its working capital and liquidity needs through sales of securities in the public markets, including its initial public offering of Common Stock in February 1992 and its public offering of Convertible Preferred Stock in September and October 1993, through private placements of debt and equity securities and through the sale of assets for cash, as well as through the deferral of certain payables and preferred stock dividends. Some of these transactions were with affiliated parties.

Cash and cash equivalents at June 30, 1996 were approximately $356,000 compared to approximately $368,000 at December 31, 1995, a decrease of $12,000 or 3%. At June 30, 1996, the Company had a working capital deficit of approximately $3,474,000 compared to a working capital deficit of $1,584,000 at December 31, 1995.

During the six months ended June 30, 1996, the Company financed its working capital and general corporate needs primarily through four sources: (i) the Company received approximately $825,000 in back management fees and related investments from the refinancing of Fox Ridge Manor; (ii) the Company received $500,000 in connection with a $1.0 million promissory note between the Company and CareMatrix (the balance of $500,000 was received on July 10, 1996); (iii) the Company received the final $300,000 in connection with its assignment of the Green Meadows communities to Emeritus and (iv) $250,000 in connection with a promissory note between the Company and IHS.

The Company used the proceeds from these sources (counting only the initial $500,000 borrowed from CareMatrix on June 4, 1996) approximately as follows: (i) $626,000 to reduce accounts payable including certain professional fee payments;
(ii) $509,000 to fund the working capital needs of the Company; (iii) $180,000 to pay down existing debt; (iv) $171,000 to fund interest payments associated with the Company's convertible debentures; (v) $200,000 to fund a line of credit to Northwood in connection with the Company's management of Fox Ridge Manor and to fund other costs associated with the Fox Ridge transaction; (vi) $104,000 to fund additions to property, plant and equipment and (vii) $97,000 for other corporate and community matters.

On July 10, 1996, CareMatrix funded the second installment of $500,000 in connection with its promissory note with the Company. On July 30, 1996, through the issuance and sale to a principal stockholder of CareMatrix (the "purchaser"), for $14,000 per share or $1,400,000 in the aggregate, the Company issued 100 shares of its newly created Series B Convertible Preferred Stock (the "Series B Stock") with a liquidation value of $14,000 per share. The Company used a portion of the proceeds from the share issuance to repay the promissory note of $1,000,000 and obtained an additional $400,000 to be used for working capital purposes. The Series B Stock is redeemable by the Company at any time after December 1, 1996 at $14,000 per share plus accrued dividends provided that the market price of the common stock exceeds 150% of the conversion price ($4.16) then in effect for twenty consecutive trading days. The Series B Stock will be entitled to a quarterly dividend of $350 per share with quarterly dividend payments on each of December 31, March 31, June 30 and September 30. Concurrently with the issuance of the Series B Stock, the Company issued five year warrants to the purchaser to purchase 400,000 shares of the Company's common stock at an exercise price of $4.16 per share.

At June 30, 1994, the Company had outstanding 782,350 shares of Convertible Preferred Stock. Effective July 1, 1994, the Company consummated an Exchange Offer (the "Offer") pursuant to which it exchanged 2.6 shares of its Common Stock for each share of Convertible Preferred Stock tendered. Subsequent to the Offer, there were 128,050 shares of Convertible Preferred Stock outstanding. The Offer had the effect of decreasing the Company's quarterly dividend requirement on the Convertible Preferred Stock from $195,588 to $32,013. Since issuing the Convertible Preferred Stock in September 1993, the Company has failed to make seven quarterly dividend payments. Convertible Preferred Stockholders who tendered their shares in the Offer forfeited any right to a dividend for the quarter ended June 30, 1994. At September 30, 1995, the Company was in arrears on four quarterly dividends of approximately $32,013, or approximately $128,050 in the aggregate. Under the terms of the Convertible Preferred Stock, should the Company fail to pay any portion of the quarterly dividend on its Convertible Preferred Stock on four separate payment dates, whether or not consecutively, holders of the Convertible Preferred Stock would be entitled to voting rights, including the election of directors. These voting rights became effective on September 30, 1995 when the Company's Board of Directors voted to omit the dividend for the quarter ended September 30, 1995, the fourth such dividend which had been omitted. In addition, each quarterly dividend not paid results in a $0.25 reduction in the initial $5.00 per share conversion price. The conversion price at June 30, 1996 was $3.25 per share (subject to anti-dilution adjustments).

As of June 30, 1996, the Company had financed three acquisition transactions involving seven communities with Health Care REIT in the aggregate amount of $10,750,000. These transactions were structured so that the assets were acquired by Health Care REIT and leased to the Company under either operating lease or capital lease arrangements. Health Care REIT may have a right to provide financing for future acquisitions completed by the Company up to an aggregate additional amount of $19,250,000. Under the terms of the agreement, Health Care REIT is entitled to receive a warrant to purchase one share of the Company's Common Stock at an exercise price which is currently $4.16 per share (subject to anti-dilution adjustments), for every $300 advanced. In March 1995, the Company agreed to re-price all warrants previously granted to Health Care REIT from $7.09 to $4.16 per share. To date, the Company has granted Health Care REIT, on account of such financing, warrants to purchase approximately 35,833 of Common Stock shares. The warrants are exercisable for five years from the date of issuance, subject to extension under certain circumstances.

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

Although the Company anticipates an improvement in operating cash flow during 1996 as a result primarily of the Company's continuing efforts to improve the operating performance of certain of its owned communities, the Company may not attain an operating profit this year. The magnitude of the Company's potential cash flow deficit makes it likely that it will for some time remain dependent on external sources of cash to finance both its operations and its community acquisition and development activities, which are key to its continued growth and eventual profitability. There can be no assurance, however, that the Company will be able to obtain additional financing for its operations and its community acquisition and development activities.

Forward-Looking Information is Subject to Risk and Uncertainty
- --------------------------------------------------------------

Certain statements in the foregoing management's discussion and analysis of financial condition and results of operations contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including the Company's expectations as to the success of its efforts to improve operations of its owned communities, the success of fill-up of expanded communities and access to additional financing. Actual future results and trends may differ materially depending on a variety of factors including successful implementation of the Company's operating plans, certain regulatory uncertainties as more states implement regulations relating to assisted living communities, possible contractual disputes and/or termination of agreements and dealing with alleged failures to perform in connection with third party owners and operators of communities for which the Company provides services.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS
- -------
      Not applicable.

ITEM 2.    CHANGES IN SECURITIES
- -------

      Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
- -------

      On September 15, 1995, the Company's Board of Directors voted to omit the payment of a dividend on the Company's Convertible Preferred Stock for the quarter ended September 30, 1995. The omission of payment of the dividend was the fourth such dividend to be omitted. As such, holders of the Preferred Stock are entitled to vote, on a one vote per share basis with the holders of Common Stock, on all matters thereafter submitted including the election of directors. The Company has since omitted the dividend on the Convertible Preferred Stock for the quarters ended December 31, 1995, March 31, 1996, and June 30, 1996.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------

      Not applicable.

ITEM 5.    OTHER INFORMATION
- -------

      Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- -------

      (a)  Exhibits
               None.

      (b)  Reports on Form 8-K
               July 15, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           SIGNATURE                                    TITLE                             DATE
           ---------                                    -----                             ----
/s/Michael J. Doyle                           Chairman of the Board and               July 31, 1996
- ---------------------                         Chief Executive Officer
   Michael J. Doyle


/s/Michael J. Brenan                          President, Chief Operating              July 31, 1996
- ---------------------                         Officer and Director
   Michael J. Brenan


/s/Kenneth M. Miles                            Chief Financial Officer,               July 31, 1996
- ---------------------                          Treasurer, Assistant Secretary
   Kenneth M. Miles                            and Director