Form 10-Q
period 1996-09-30
CAREMATRIX CORP
filed 1996-11-14
CIK 879969

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _________ to __________.

                         Commission File Number: 0-19815

                             CAREMATRIX CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                     04-3069586
            --------                                     ----------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                       197 First Avenue, Needham, MA 02194
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (617) 433-1000
                                 --------------
              (Registrant's telephone number, including area code)

                            The Standish Care Company
              Six New England Executive Park, Burlington, MA 01803
              ----------------------------------------------------
                     (Former name and address of Registrant)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X
    -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at November 13, 1996
                 -----                         --------------------------------
       Common Stock, $.05 par value                    16,990,747 shares

                             CAREMATRIX CORPORATION
                      (formerly The Standish Care Company)

                                      INDEX



PART I - FINANCIAL INFORMATION                                         Page
                                                                       ----

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets                           2
                  Consolidated Statements of Operations                 3
                  Consolidated Statements of Cash Flows                 4
                  Notes to Consolidated Financial Statements            5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         7


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                    11

         Item 2.  Changes in Securities                                11

         Item 3.  Defaults Upon Senior Securities                      11

         Item 4.  Submission of Matters to a Vote of Security Holders  11

         Item 5.  Other Information                                    11

         Item 6.  Exhibits and Reports on Form 8-K                     11

         Signatures

         Financial Data Schedule

                             CAREMATRIX CORPORATION
                      (formerly The Standish Care Company)
                           CONSOLIDATED BALANCE SHEETS


                                                            Pro Forma
                                                          September 30,          September 30,      December 31,
                       ASSETS                                  1996                 1996                1995
                       ------                            ----------------     ----------------    ---------------
                                                           (Unaudited)          (Unaudited)
Current assets:
     Cash and cash equivalents                                $64,442,000            $242,095           $367,631
     Restricted cash                                              269,967             269,967            199,719
     Accounts receivable, net                                   1,736,000             337,868            176,818
     Due from related parties                                     178,715             178,715            437,234
     Other current assets                                         677,000             203,780             56,625
                                                         -----------------    ----------------    ---------------

     Total current assets                                      67,303,682           1,232,425          1,238,027

Restricted deposits                                               610,732             610,732            610,732
Investment in Adams Square Limited Partnership                    127,000             127,000            127,000
Investment in Cornish Realty Associates, L.P.                           -                   -            125,000
Due from related parties                                           30,670              30,670            130,215
Property, plant and equipment, net                             14,488,000          10,855,836         11,079,454
Prepaid lease deposit, net                                        490,266             490,266            539,843
Non-compete agreement, net                                        161,575             161,575            219,671
Resident leases, net                                              139,278             139,728            176,979
Goodwill, net                                                  22,583,000           1,468,000          1,504,000
Note receivable                                                   922,000                   -                  -
Other assets, net                                                 668,000             155,468            223,910
                                                         -----------------    ----------------    ---------------

     Total assets                                            $107,524,203         $15,271,700        $15,974,831
                                                         =================    ================    ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
----------------------------------------------

Current liabilities:
     Accounts payable                                          $1,455,000            $642,371           $522,992
     Accrued payroll and related taxes                            224,009             224,009            217,304
     Other accrued expenses                                     2,250,000                   -                  -
     Accrued severance costs                                      122,236             122,236            232,874
     Accrued professional fees                                     51,978              51,978            570,997
     Resident security deposits                                   158,017             158,017            172,945
     Current portion of long-term debt                          2,804,876           2,804,876            626,298
     Other current liabilities                                    235,036             234,809            478,999
                                                         -----------------    ----------------    ---------------

     Total current liabilities                                  7,301,152           4,238,296          2,822,409

Other long-term liabilities                                     1,717,000             520,815            520,815
Long-term debt                                                 10,509,000          10,509,306         12,457,003
Minority interest                                                  80,051              80,051            156,970

Commitments and contingencies

Stockholders' equity
     Series A Preferred stock                                     270,000             270,000          1,125,000
     Series B Preferred stock                                           -           1,400,000                  -
     Common stock                                                 856,000              37,039             34,359
     Additional paid-in capital                               102,566,000           9,615,091          8,746,096
     Accumulated deficit                                      (15,775,000)        (11,398,898)        (9,887,821)
                                                         -----------------    ----------------    ---------------

     Total stockholders' (deficit) equity                      87,917,000             (76,768)            17,634
                                                         -----------------    ----------------    ---------------

     Total liabilities and stockholders' equity              $107,524,203         $15,271,700        $15,974,831
                                                         =================    ================    ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements

                             CAREMATRIX CORPORATION
                      (formerly The Standish Care Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  For the three months ended

                                                       Pro Forma
                                                     September 30,     September 30,           September 30,
                                                         1996               1996                   1995
                                                   ------------------------------------------------------------
Revenues:
     Service revenue                                      $4,023,468         $2,154,253             $2,061,502
     Management fees and marketing revenue                   165,532            165,532                 86,047
     Development fees and other revenue                            -                  -                 51,750
                                                   ------------------------------------------------------------
                                                           4,189,000          2,319,785              2,199,299

Operating costs and expenses:
     Community operating expense                           1,661,379          1,661,379              1,528,116
     Community rent expense                                  154,239            154,239                155,228
     Selling, general and administrative expense           2,461,206            359,206                480,461
     Salaries, wages and benefits - related party            489,000                  -                      -
     Transaction termination costs                                 -                  -                      -
     CareMatrix merger expense                                     -            671,913                      -
     Depreciation and amortization expense                   487,000            197,601                176,462
                                                   ------------------------------------------------------------

     Total operating costs and expenses                    5,252,824          3,044,338              2,340,267
                                                   ------------------------------------------------------------

Loss from operations                                      (1,063,824)          (724,553)              (140,968)

Interest expense                                            (455,000)          (433,153)              (413,316)
Interest income                                               44,000             20,861                 44,322
Write-off of financing costs                                       -                  -               (686,384)
Other income                                                       -                  -              1,000,000
Minority interest                                             28,917             28,917                 13,391
                                                   ------------------------------------------------------------


Loss before income taxes                                  (1,445,907)        (1,107,928)              (182,955)

Provision for income taxes                                         -                  -                      -
                                                   ------------------------------------------------------------

Net loss                                                 ($1,445,907)       ($1,107,928)             ($182,955)
                                                   ============================================================

Net loss per common share                                     ($0.08)            ($0.30)                ($0.06)

Weighted average number of common
     shares outstanding                                   17,098,000          3,662,362  *           3,395,152  *
                                                   ============================================================

                                                                 For the nine months ended

                                                       Pro Forma
                                                     September 30,      September 30,          September 30,
                                                          1996              1996                    1995
                                                   -------------------------------------------------------------
Revenues:
     Service revenue                                      $10,792,816        $6,534,569              $5,579,219
     Management fees and marketing revenue                    378,684           378,684                 390,858
     Development fees and other revenue                        76,500            76,500                 209,750
                                                   -------------------------------------------------------------
                                                           11,248,000         6,989,753               6,179,827

Operating costs and expenses:
     Community operating expense                            4,869,683         4,869,683               4,125,050
     Community rent expense                                   458,469           458,469                 426,916
     Selling, general and administrative expense            7,213,098         1,290,098               1,789,531
     Salaries, wages and benefits - related party           2,433,000                 -                       -
     Transaction termination costs                                  -           186,352                       -
     CareMatrix merger expense                                      -           671,913                       -
     Depreciation and amortization expense                  1,430,000           590,870                 497,209
                                                   -------------------------------------------------------------

     Total operating costs and expenses                    16,404,250         8,067,385               6,838,706
                                                   -------------------------------------------------------------

Loss from operations                                       (5,156,250)       (1,077,632)               (658,879)

Interest expense                                           (1,256,000)       (1,256,092)             (1,091,638)
Interest income                                                97,000            49,479                 125,554
Write-off of financing costs                                        -                 -                (686,384)
Other income                                                  696,249           696,249               1,000,000
Minority interest                                              76,919            76,919                  63,332
                                                   -------------------------------------------------------------


Loss before income taxes                                   (5,542,082)       (1,511,077)             (1,248,015)

Provision for income taxes                                          -                 -                       -
                                                   -------------------------------------------------------------

Net loss                                                  ($5,542,082)      ($1,511,077)            ($1,248,015)
                                                   =============================================================

Net loss per common share                                      ($0.33)           ($0.45)                 ($0.40)

Weighted average number of common
     shares outstanding                                    17,098,000         3,514,517  *            3,395,152  *
                                                   =============================================================

* - Reflects weighted shares outstanding prior to the merger with CareMatrix (Note 1).


               The accompanying notes are an integral part of the
                       consolidated financial statements

                             CAREMATRIX CORPORATION
                      (formerly The Standish Care Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       For the nine months ended September 30,
                                                                     ------------------------------------------------
                                                                           1996                     1995
                                                                     -----------------        -----------------
                                                                                   (Unaudited)
OPERATING ACTIVITIES:
Net loss                                                                  $(1,511,077)             $(1,248,015)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Depreciation and amortization                                            590,870                  497,209
     Accretion associated with capital lease obligations                      150,971                  150,971
     Amortization of deferred costs                                            35,505                   51,875
     Minority interest in net loss of consolidated partnership                (76,919)                 (63,332)
     Compensation expense associated with issuance of warrants                  9,300                   22,733
     Other income                                                            (696,249)                       -
Increase in restricted cash                                                   (70,248)                 (61,114)
Increase in accounts receivable                                              (161,050)                 (29,194)
Decrease (increase) in due from related parties                               358,064                 (971,774)
Increase in other current assets                                              (97,155)                 (27,318)
Increase in interest receivable                                                     -                  (18,404)
Decrease in note receivable                                                         -                    1,291
Increase in accounts payable                                                  119,379                  173,089
Increase (decrease) in accrued payroll and related taxes                        6,705                  (14,959)
Decrease in accrued severance costs                                          (110,638)                       -
(Decrease) increase in accrued professional fees                             (519,019)                 522,488
(Decrease) increase in other current liabilities                             (259,118)                  69,052
                                                                     -----------------        -----------------

Net cash used by operating activities                                      (2,230,679)                (945,402)
                                                                     -----------------        -----------------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                                   (178,615)              (1,209,651)
Increase in security deposits                                                       -                   82,854
Return of previous investment in Cornish Realty Associates, Ltd.                    -                  125,000
Use of prepaid deposit                                                              -                   27,651
Proceeds from sale (repurchases) of bonds                                     825,554                  (19,000)
Cash deposited to collateralize letters of credit                                   -                  (62,750)
Funding of accrued development costs                                                -                 (100,000)
Decrease in other assets                                                        6,424                    4,023
                                                                     -----------------        -----------------

Net cash provided (used) by investing activities                              653,363               (1,151,873)
                                                                     -----------------        -----------------

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                    7,375                        -
     Increase in advance for expansion costs                                        -                  156,917
     Payment of Convertible Preferred Stock dividends                               -                  (64,025)
     Proceeds from issuance of Series B Preferred Stock                     1,400,000                        -
     Proceeds from borrowings                                               1,250,018                2,281,000
     Repayment of debt                                                     (1,183,285)                 (52,848)
     Principal payments on capital lease obligations                          (22,328)                 (35,081)
                                                                     -----------------        -----------------

Net cash provided by financing activities                                   1,451,780                2,285,963
                                                                     -----------------        -----------------

Net increase in cash and cash equivalents                                    (125,536)                 188,688
                                                                     -----------------        -----------------

Cash and cash equivalents at beginning of year                                367,631                  232,716
                                                                     -----------------        -----------------

Cash and cash equivalents at end of period                                   $242,095                 $421,404
                                                                     =================        =================

NON-CASH ACTIVITIES
Purchase of property, plant & equipment by seller note financing                   $0               $1,850,000
Dividends accrued but not paid on Convertible Preferred Stock                  57,875                        0
Conversion of 20,500 shares of preferred stock to 61,727 shares
   ($.01 par value) of common stock                                               617                        0
Refinancing fee due from third party                                          100,000                        0
Reclass of a portion of the Cornish investment to other current assets         50,000                        0
Reclass of a portion of the Cornish investment to other assets                 75,000                        0

                The accompanying notes are an integral part of the
                       consolidated financial statements

                             CAREMATRIX CORPORATION
                      (formerly The Standish Care Company)
                   Notes to Consolidated Financial Statements
                          PART I-FINANCIAL INFORMATION

1.   Basis of Presentation

The accompanying financial statements and notes do not include all of the disclosures made in The Standish Care Company's ("Standish") Annual Report on Form 10-K for 1995, which should be read in conjunction with these statements. The financial information included herein, with the exception of the consolidated balance sheet at December 31, 1995, has not been audited. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly results. The results of the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

On October 4, 1996, Standish and twelve corporations under common control (collectively referred to herein as "CareMatrix"), closed the previously announced merger (the "Merger") of CareMatrix and twelve subsidiaries of Standish, with each of the CareMatrix corporations surviving the Merger. Standish acquired all of the assets and operations of CareMatrix and issued 50,000,000 shares of its common stock to the stockholders of CareMatrix. The Merger was treated as a "reverse acquisition" for accounting purposes, with CareMatrix treated as the accounting acquiror. As a result of the reverse acquisition, future reported financial statements will be those of historical CareMatrix, consolidated, as of October 4, 1996, to include prospectively, the results of Standish.

As used herein, the "Company" is defined as Standish following the consummation of the Merger.

The unaudited pro forma balance sheet at September 30, 1996 and the unaudited pro forma statements of operations for the three and nine months ended September 30, 1996 present the pro forma consolidated financial position and results of operations of the Company. The unaudited pro forma balance sheet at September 30, 1996 has been adjusted to reflect the Merger, the Reverse Split (Note 7) and the Offering (Note 7) as if such transactions had occurred at September 30, 1996. The unaudited pro forma combined statements of operations have been adjusted to reflect the Merger, the Reverse Split (Note 7) and the Offering (Note 7) as if such transactions had occurred on January 1, 1996.

The unaudited pro forma statements of operations do not purport to be indicative of the results of operations that actually would have occurred had the Merger and the Offering taken place on January 1, 1996 or that may be expected to occur in the future.


2.   Working Capital Loan

On January 16, 1996, pursuant to a letter of intent for a then proposed business combination, Integrated Health Services, Inc. ("IHS") loaned the sum of $250,000 to Standish for working capital purposes. In February 1996, IHS informed Standish that it was terminating their business combination discussions. This loan could be become repayable to IHS in accordance with a promissory note which bears interest at 8.5%, with interest payable semi-annually. Under certain circumstances, up to $100,000 of the promissory note could become payable prior to the maturity date of January 15, 1998. On or about April 9, 1996, Standish asserted a claim against IHS based on IHS's unilateral breach of its contractual obligations under its letter of intent with Standish as well as for its duties of good faith and fair dealing. In addition, Standish has asserted claims that IHS's conduct constitutes unfair and deceptive trade practices under applicable Massachusetts law. Although no lawsuit has been commenced by the Company, the Company intends to vigorously pursue its claims against IHS.

3.   Stock Option Grants

In June 1996, Standish's Board of Directors voted to grant 75,000 stock options (pre Reverse Split) to two officers and directors of Standish which allow the holders of such stock options to purchase shares of the Company's common stock at $2.94 per share (pre Reverse Split), the closing stock price on the day immediately preceding the board Meeting. Pursuant to the closing of the Merger, an additional 675,000 stock options (pre Reverse Split) were granted to the two officers of Standish.

4.   Issuance of Preferred Stock

On July 30, 1996, through the issuance and sale to a principal stockholder of CareMatrix (the "purchaser"), for $14,000 per share or $1,400,000 in the aggregate, Standish issued 100 shares of its newly created Series B Convertible Preferred Stock (the "Series B Stock") with a liquidation value of $14,000 per share. Standish used a portion of the proceeds from the share issuance to repay a promissory note of $1,000,000 and obtained an additional $400,000 to be used for working capital purposes. The Series B Stock was redeemed by the Company concurrent with the Offering (Note 7).

5.   Omission of Preferred Stock Dividend

On September 27, 1996, Standish's Board of Director's voted to omit the $.25 quarterly dividend on the Series A Cumulative Convertible Preferred Stock ("Convertible Preferred Stock") for the quarter ended September 30, 1996. These dividends, although not declared or paid, remain cumulative without interest. Failure to pay any quarterly dividend results in a reduction of the conversion price of the shares of Common Stock issuable upon conversion of the Convertible Preferred Stock. As a result of omitting more than four quarterly dividend payments, holders of the Convertible Preferred Stock are entitled to vote, on a one vote per share of Convertible Preferred Stock basis, with the holders of Common Stock on all matters submitted to stockholders including the election of directors.

6.   Net Loss Per Common Share

The net loss per common share has been calculated by dividing the net loss for the period plus any dividends omitted or paid on the Company's Convertible Preferred Stock by the weighted average number of outstanding shares of common stock. Dividends of $6,750 and $57,875 and $32,012 and $96,038 were omitted during the three and nine month periods ended September 30, 1996 and 1995, respectively. On a pro forma basis, dividends paid or omitted were $6,750 and $20,250. Common stock equivalents have not been included in the calculation of net loss per common share because the effects would have been anti-dilutive.

7.   Subsequent Events

Name Change

On October 14, 1996, the Company changed its name to "CareMatrix Corporation."

Reverse Stock Split

On October 14, 1996, the Company effected a one-for-five reverse split of its common stock (the "Reverse Split").

Common Stock Offering

On October 30, 1996, the Company completed a secondary public offering (the "Offering") in which it sold 6,250,000 shares of its $0.05 par value common stock (adjusted for the Reverse Split) at a price of $15.00 per share resulting in net proceeds to the Company of approximately $87,000,000.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Organized in October 1989, the Company operates assisted living communities throughout the eastern United States and provides management, marketing, development and other services to third party owners of assisted living communities. Standish has achieved significant growth in revenues, primarily by acquiring existing senior living communities and by providing management, marketing, development and other services to communities owned by third parties. Prior to the Merger, Standish operated ten communities for its own account with a resident capacity of 516, and provided management and marketing services for four communities with a resident capacity of 385.

The results of operations for the three and nine month periods ended September 30, 1996 include the accounts of Standish, Bailey Retirement Center, Inc., ("Bailey"), an assisted living community in Gainesville, Florida that Standish acquired in July 1992, Dominion Villages, Inc. ("Dominion"), a chain of three assisted living communities in the Tidewater, Virginia area which Standish acquired in November 1993, Lowry Village, Inc. ("Lowry"), a stand-alone Alzheimer's facility in Tampa, Florida which Standish acquired in January 1994, Piedmont Villages, Inc. ("Piedmont"), a chain of three assisted living facilities in North Carolina which Standish acquired in March 1994, Bailey Home Suites ("Bailey Suites"), an assisted living community in Gainesville, Florida that Standish began leasing in September 1994 and Lakes Region, L.L.C. ("Sunny Knoll"). Standish and Emeritus Corporation ("Emeritus"), through a limited liability company, acquired 51% and 49% ownership interests, respectively, in the Sunny Knoll community located in Franklin, New Hampshire in May 1995.

The results of operations for the three and nine month periods ended September 30, 1995 include the accounts of Standish, Bailey, Dominion, Lowry, Piedmont and Bailey Suites. The results of operations also include the accounts of Sunny Knoll for the period May 1, 1995 to September 30, 1995.

RESULTS OF OPERATIONS

Revenues

Standish's revenues for the three and nine month periods ended September 30, 1996 were $2,320,000 and $6,990,000 representing increases of $121,000 or 6% and $810,000 or 13%, respectively, from revenues of approximately $2,199,000 and $6,180,000 in the comparable periods in 1995.

Service revenue for the three and nine month periods ended September 30, 1996 were $2,154,000 and $6,535,000, representing increases of $92,000 or 4% and $956,000 or 17% respectively, from service revenue of $2,062,000 and $5,579,000 in the comparable periods in 1995. The increase was partially attributable to service revenue for the Sunny Knoll community acquired by Standish in May 1995 and thus not fully reflected in Standish's results for the first three quarters of 1995. The remaining increase in service revenue was primarily attributable to higher service revenues at certain of the communities operated by Standish throughout both periods, primarily due to increased resident census and higher average service fee rates at these communities.

Management fees and marketing revenue for the three and nine month periods ended September 30, 1996 were $166,000 and $379,000, representing an increase of $80,000 or 93% and a decrease of $12,000 or 3% respectively, from management fees and marketing revenue of $86,000 and $391,000 in the comparable periods in 1995. The increase in management fees and marketing revenue for the three month period ended September 30, 1996 versus the comparable period in 1995 was primarily due to management fee revenue associated with three management contracts which commenced during the latter half of 1995. The decrease in management fees and marketing revenue for the nine month period ended September 30, 1996 versus the comparable period in 1995 was primarily due to two management contracts which were terminated during 1995. The decreased revenue from those management contracts were partially offset from revenue associated with the three management contracts which commenced in the latter half of 1995.

Development fees and other revenue for the three and nine month periods ended September 30, 1996 were $0 and $77,000, representing decreases of $52,000 or 100% and $133,000 or 63% respectively, from development fees and other revenue of $52,000 and $210,000 in the comparable periods in 1995. The decrease in development fees and other revenue is reflective of the fact that the majority of the communities which Standish was in the process of developing for third party owners during 1995 are now operational, and Standish now derives management fees and marketing revenue from these communities.

Community Operating Expense

Community operating expense for the three and nine month periods ended September 30, 1996 were $1,661,000 and $4,870,000 representing increases of $133,000 or 9%
and $745,000 or 18% respectively, from community operating expense of $1,528,000 and $4,125,000 in the comparable periods in 1995. The increase in community operating expense was primarily attributable to community operating expense for the Sunny Knoll community acquired by Standish in May 1995 and thus not fully reflected in Standish's results for the first three quarters of 1995. The remaining increase in community operating expense was primarily attributable to increased community operating expense at Standish's Piedmont Villages and Bailey Village communities. The increase in community operating expense at these communities were primarily due to increases in staffing.

Community Rent Expense

Community rent expense represents lease payments Standish is required to make under operating leases at its Piedmont Villages and Bailey Suites communities. Community rent expense for the three and nine month periods ended September 30, 1996 were $154,000 and $458,000, representing a decrease of $1,000 or 1% and an increase of $31,000 or 7% respectively, from community rent expense of $155,000 and $427,000 in the comparable periods in 1995.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three and nine month periods ended September 30, 1996 were $359,000 and $1,290,000, representing decreases of $121,000 or 25% and $500,000 or 28% respectively, from selling, general and administrative expense of $480,000 and $1,790,000 in the comparable periods in 1995. The decrease in the amount of selling, general and administrative expense for the three and nine month periods ended September 30, 1996 versus the comparable periods in 1995 was due primarily to decreases in salaries, professional fees, marketing and public relations costs and travel and related costs.

Transaction Termination Costs

Transaction termination costs were $0 and $186,000 for the three and nine month periods ended September 30, 1996. These costs represent legal, accounting, travel and other related costs associated with proposed business combinations Standish considered during 1996 but did not consummate.

CareMatrix Merger Expense

CareMatrix Merger Expense was $672,000 for both the three and nine month periods ended September 30, 1996. These costs represent legal, accounting, printing, financial advisory fees and other related costs associated with the merger with CareMatrix.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three and nine month periods ended September 30, 1996 were $198,000 and $591,000, representing increases of $22,000 or 13% and $94,000 or 19% respectively, from depreciation and amortization expense of $176,000 and $497,000 for the comparable periods in 1995. The increase in depreciation and amortization expense was attributable to depreciation and amortization expense related to Sunny Knoll which Standish acquired on May 1, 1995 and thus not fully reflected in the results for the nine month period ended September 30, 1995. The increase was also attributable to higher depreciation expense at Dominion Villages due to certain capital improvements made at those communities and higher amortization expense at the corporate level due to the amortization of certain non-compete agreements.

Interest Expense

Interest expense for the three and nine month periods ended September 30, 1996 was $433,000 and $1,256,000, representing increases of $20,000 or 5% and $164,000 or 15% respectively, from interest expense of $413,000 and $1,092,000 for the comparable periods in 1995. The increases in interest expense are attributable primarily to (i) interest expense associated with the acquisition of Sunny Knoll which was acquired on May 1, 1995 and thus not fully reflected in the results of operations for the nine months ended September 30, 1995 and (ii) higher interest expense at Dominion Villages due both to increased borrowings and increased borrowing costs.

Interest Income

Interest income for the three and nine month periods ended September 30, 1996 was $21,000 and $49,000, representing decreases of $23,000 or 52% and $77,000 or 61% respectively, compared to interest income of $44,000 and $126,000 for the comparable periods in 1995. Interest income for the three and nine month periods ended September 30, 1996 represents interest earned on cash and cash equivalents. Interest income for the three and nine month periods ended September 30, 1995 is primarily comprised of the accrued preferred return at the rate of 15% per annum on Standish's investment in Cornish Realty Associates, L.P.

Other Income

Other income for the nine month period ended September 30, 1996 was $696,000. Other income is primarily composed of cash received for previously reserved management fees and certain investments in SLI which Standish received in connection with the sale and financing of Fox Ridge Manor to Northwood and the refinancing of that community's related debt.

Minority Interest

Minority interest for the three and nine month periods ended September 30, 1996 was $29,000 and $77,000, representing increases of $16,000 or 123% and $14,000 or 22% respectively, versus $13,000 and $63,000 in the comparable periods in 1995. The increases in minority interest reflect the income associated with Sunny Knoll and the corresponding chargeback of 49% of this income to the minority partner.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 1996 were $242,000 compared to $368,000 at December 31, 1995, a decrease of approximately $126,000 or 34%. At September 30, 1996, Standish had a working capital deficit of approximately $3,006,000 compared to a working capital deficit of $1,584,000 at December 31, 1995.

On July 30, 1996, through the issuance and sale to a principal stockholder of CareMatrix for $14,000 per share, or $1,400,000 in the aggregate, Standish issued 100 shares of its newly created Series B Preferred Stock with a liquidation value of $14,000 per share. Standish used a portion of the proceeds from the share issuance to repay a promissory note of $1,000,000 and obtained an additional $400,000 to be used for working capital purposes. The Series B Preferred Stock was redeemed by the Company concurrent with the Offering.

On October 4, 1996, twelve wholly-owned subsidiaries of Standish merged with CareMatrix, a privately held assisted living company in Needham, Massachusetts. On October 14, 1996, Standish changed its name to CareMatrix Corporation and effected a 1 for 5 reverse stock split. On October 30, 1996, the Company completed a sale of common stock resulting in net proceeds to the Company of approximately $87,000,000 dollars.

The Company will require resources in the future to fund the planned acquisition and development of additional assisted living, supportive independent and extended care facilities as well as its working capital requirements. The Company expects to fund these resource requirements with the net proceeds from the sale of common stock and related party or third party financing of assisted living facilities. The Company and certain related parties are presently in discussions with a number of third parties to secure commitments regarding sources of additional financing. Furthermore, the Company intends to seek bank borrowings and other debt or equity financings to provide additional sources of capital in the future.

                                     PART II

ITEM 1.       LEGAL PROCEEDINGS

     Not applicable

ITEM 2.       CHANGES IN SECURITIES

     On October 14, 1996, an amendment to the Company's Restated Certificate of Incorporation became effective which effected a one-for-five reverse split of the Company's common stock. As a result of the Reverse Split, the par value of the common stock increased to $.05 per share. The rights of the holders of the Company's common stock were not otherwise affected.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     On September 15, 1995, Standish's Board of Directors voted to omit the payment of a dividend for the quarter ended September 30, 1995. The omission of payment of the dividend was the fourth such dividend to be omitted. As such, holders of the Series A Cumulative Convertible ("Preferred Stock") are entitled to vote, on a one vote per share basis with the holders of common Stock, on all matters thereafter submitted including the election of directors. On October 4, 1996 the Board of Directors of the Company voted to pay to the holders of the Preferred Stock all dividends in arrears.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.       OTHER INFORMATION

     On October 14, 1996, the Company changed its name to "CareMatrix Corporation."

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)   The following documents are filed as part of this report

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

2.01 Agreement and Plan of Merger dated as July 3, 1996 by and among the Registrant, each of the Standish Subsidiaries and Pre-Merger CareMatrix (with certain exhibits and schedules attached thereto)
           (5)
2.02 Agreement and Plan of Merger by and among AMA New Jersey Development, Inc., Standish Acquisition 12, Inc. and The Standish Care Company (6)
3.01       Restated Certificate of Incorporation of the Registrant (1)
3.02 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant filed August 23, 1993 (2)
3.03       Certificate of Designations of the Registrant filed on August 31,
           1993 (2)
3.04       Certificate of Correction of the Registrant filed on September 1,
           1993 (2)
3.05 Certificate of Amendment to Restated Certificate of Incorporation of the Registration filed June 8, 1994 (4)
3.06 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant filed June 30, 1995 (4)
3.07 Certificate of Retirement and Prohibition of Reissuance of Shares of the Registrant filed July 28, 1995 (4)
3.08       Certificate of Designations of the Registrant filed July 30, 1996 (5)
3.09       By-Laws of the Registrant (3)
3.10       Amendment to the By-Laws of the Registrant dated July 24, 1995 (4)
3.11 Certificate of Amendment to Restated Certificate of Incorporation filed on October 3, 1996 (6)
3.12 Certificate of Amendment of Restated Certificate of Incorporation filed on October 11, 1996 (6)
3.13       Amendment to By-Laws of the Registrant dated October 4, 1996 (*)
4.01       Specimen Certificate for Common Stock (*)
10.01 Form of Third Amended and Restated Employment Agreement between the Registrant and Michael J. Doyle (5)
10.02 Form of Amended and Restated Employment Agreement between the Registrant and Kenneth M. Miles (5)
10.03 Form of Amended and Restated Stock Option Agreement between the Registrant and Michael J. Doyle dated as of June 28, 1996 (5)
10.04 Form of Amended and Restated Stock Option Agreement between the Registrant and Kenneth M. Miles dated as of June 28, 1996 (5)
10.05 Preferred Stock Purchase Agreement dated as of July 30, 1996 between the Registrant and Abraham D. Gosman (5)
10.06 Warrants dated July 30, 1996 to purchase an aggregate of 400,000 shares of the Registrant's Common Stock issued to Abraham D. Gosman
           (5)
10.07      First Amendment to Warrant dated as of July 30, 1996 (6)
10.08 Registration Rights Agreement dated as of July 30, 1996 between the Registrant and Abraham D. Gosman (5)
10.09 Employment Agreement dated July 29, 1996 by and between CareMatrix of Massachusetts, Inc. and Marc H. Benson (6)
10.10      1996 Equity Incentive Plan (6)
10.11      Lease Agreement concerning 197 First Avenue office space (6)
10.12      Assignment Agreement dated July 3, 1996 by and between CareMatrix of

           Massachusetts, Inc. ("CMM") and Chancellor of Massachusetts, Inc. (Tampa, Florida) (6)
10.13 Assignment Agreement dated July 3, 1996 by and between CMM and Chancellor of Massachusetts, Inc. (Atlanta, Georgia) (6)
10.14 Assignment Agreement dated July 3, 1996 by and between CMM and Chancellor of Massachusetts, Inc. (Boynton Beach, Florida) (6)
10.15 Management Agreement, dated as of June 30, 1996, between CMM and Continuum Care of Dedham, Inc. (Dedham, Massachusetts) (6)
10.16 Management Agreement, dated as of July 1996, between CMM and Continuum Care of Needham, Inc. (Needham, Massachusetts) (6)
10.17 Assignment Agreement, dated as of June 6, 1996, between CMM and Continuum Care of West Bridgewater, Inc. (West Bridgewater, Massachusetts) (6)
10.18 Assignment Agreement, dated as of June 6, 1996, between CMM and Continuum Care of Massachusetts, Inc. (Auburn, Massachusetts) (6)
10.19 Assignment Agreement, dated as of June 6, 1996, between CMM and Continuum Care of Massachusetts, Inc. (Plymouth, Massachusetts) (6)
10.20 Assignment Agreement, dated as of June 6, 1996, between CMM and Continuum Care of Massachusetts, Inc. (Raynham, Massachusetts) (6)
10.21 Development Agreement, dated September 1, 1996, between CareMatrix of Cypress Station, Inc. and Chancellor of Houston, Inc. (Houston, Texas) (6)
10.22 Assignment Agreement, dated July 3, 1996, by and among AMA Funding Corporation, CareMatrix of Massachusetts, Inc., and Chancellor of Massachusetts, Inc. (Peoria, Arizona) (6)
10.23 Turnkey Construction Agreement, dated August 14, 1996, by and among CMM, Atlantic on the Hudson, LLC and Cambridge House Associates General Partnership (Ossining) (6)
10.24 Management Agreement, dated October 3, 1996, among CMM and The Mayfair at Glen Cove, LLC and Hassett-Belfer Senior Housing, LLC. (Glen Cove, New York) (6)
10.25 Development Agreement, dated March 8, 1996, between CareMatrix of Emerald Springs Inc./Netwest of Yuma, Inc. and Emerald Springs Associates General Partnership (Yuma) (6)
10.26 Development Agreement, dated August 28, 1996, between CareMatrix of Amethyst Arbor Inc./Netwest Development Corporation and Amethyst Arbor Associates General Partnership (Peoria) (6)
10.27 Assignment Agreement, dated as of June 6, 1996 between CCC of Connecticut, Inc. and CareMatrix of Massachusetts, Inc. (Westfield Court, Connecticut) (6)
10.28 Assignment Agreement, dated July 3, 1996, by and between Chancellor of Houston, Inc. and CareMatrix of Massachusetts, Inc. (Houston, Texas) (6)
10.29 Assignment Agreement, dated July 3, 1996, by and between Continuum Care of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Ridgefield, Connecticut) (6)
10.30 Assignment Agreement, dated June 6, 1996, by and between CCC of Florida, Inc. and CareMatrix of Massachusetts, Inc. (Millbury, Massachusetts) (6)
10.31 Assignment Agreement, dated July 3, 1996, by and among AMA Funding Corporation, CareMatrix of Massachusetts, Inc., and Chancellor of Massachusetts, Inc. (Tucson, Arizona) (6)
10.32 Management Agreement, dated August 14, 1996, by and among CMM and Cambridge House Associates General Partnership (Ossining) (6)
10.33 Assignment Agreement, dated July 3, 1996, by and between CarePlex of Southington, Inc., and Chancellor of Massachusetts, Inc. (Southington, Connecticut) (6)

10.34 Assignment Agreement, dated July 3, 1996, by and among The CarePlex Group, Inc., CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Deerfield Beach, Florida) (6)
10.35 Development Agreement, dated April 18, 1996, by and between Cheshire Care, LLC and CareMatrix Corporation (Cheshire) (6)
10.36 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Atlanta, Georgia) (6)
10.37 Purchase and Sale Agreement, dated May 1996, between CCM (f/k/a CareMatrix Corporation) and Ensign-Bickford Realty Corporation (Avon, Connecticut) (6)
10.38 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Macon, Georgia) (6)
10.39 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Durham, North Carolina) (6)
10.40 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Livingston, New Jersey) (6)
10.41 Assignment and Assumption of Management Agreement, date July 3, 1996, by and between CCC of New Jersey, Inc. and CareMatrix of Massachusetts, Inc. (Park Ridge, New Jersey) (6)
10.42 Agreement, dated July 3, 1996, by and between CCC of New Jersey, Inc. and CareMatrix of Massachusetts, Inc. (6)
10.43 Development Agreement, dated April 18, 1996, by and between Woodbridge Care, LLC and CareMatrix Corporation (Woodbridge) (6)
10.44 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc., and Chancellor of Massachusetts, Inc. (Glen Cove, Roslyn, Great Neck, Wallingford) (6)
10.45 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Bonita Springs, Florida) (6)
10.46 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Jensen Beach, Florida) (6)
10.47 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Stony Brook, Inc. and CareMatrix of Massachusetts, Inc. (Darien, Connecticut) (6)
10.48 Agreement of Sale, dated September 6, 1996, by and between Reston Land Corporation and CMM (Reston) (6)
10.49 Deposit Receipt and Sales Agreement, dated September 5, 1996, between Bonita Bay Properties, Inc. and CMM (Bonita Bay, Florida) (6)
10.50 Global Services Agreement, dated September 1, 1996, between Chancellor Senior Housing Group, Inc. and CMM (6)
27         Financial Data Schedule (*)

(*)        Filed herewith.

In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents are hereby incorporated by reference:

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-18 (No. 33-43187-B)

(2) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-64720)

(3) Filed as an Exhibit to the Registrant's Registration Statement on Form S-18 (No. 33-44966-B)

(4) Filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995

(5) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-5364)

(6) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-11455)


     (b)   Reports on Form 8-K
              Standish filed a report on form 8-K on July 15, 1996 to announce its merger with CareMatrix.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAREMATRIX CORPORATION
                                         (Formerly The Standish Care Company)
                                         Registrant



Date:      November 13, 1996             /s/Michael J. Doyle
           -----------------             ------------------------------------
                                         Michael J. Doyle
                                         (Chief Executive Officer and Director)



Date:      November 13, 1996             /s/Kenneth M. Miles
           -----------------             ------------------------------------
                                         Kenneth M. Miles
                                         (Senior Vice President of Finance)