Form 10-K
period 1996-12-31
CAREMATRIX CORP
filed 1997-03-28
CIK 879969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

                           Commission File No. 0-19815

                             CAREMATRIX CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                04-3069586
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification Number)

       197 First Avenue, Needham, MA                      02194
    (Address of principal executive offices)            (Zip Code)

                                 (617) 433-1000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
       Title of each class                           on which registered.

    Common Stock, par value $.05                   American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.                  Yes  [X]       No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                 [ ]

           On March 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $156,985,860. As of March 25, 1997, there were outstanding 17,099,087 shares of the registrant's Common Stock, $0.05 par value.

                       Documents Incorporated by Reference

Portions of the Company's definitive Proxy Statement for its annual meeting of shareholders which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1996 are incorporated by reference into Part II hereof as provided therein.

ITEM 1.              BUSINESS

Overview

           CareMatrix Corporation (the "Company") (formerly known as The Standish Care Company) is a provider of assisted living services. As of December 31, 1996, the Company operated 21 facilities in eight states with a capacity of approximately 1,700 residents. Of these facilities, two are owned, nine are leased and ten are managed. The Company's three year growth objective is to develop at least 60 new facilities, with a capacity of approximately 7,200 residents, and to acquire additional assisted living facilities or operations. Currently, the Company is developing 28 facilities, of which four facilities are now under construction. The Company's strategy is to provide a full range of assisted living and related services across a range of pricing options.

           The Company was incorporated in Delaware in October 1989. On October 4, 1996, twelve wholly owned subsidiaries of the Company were merged into twelve corporations (the "CareMatrix Affiliates"), owned primarily by Abraham, Andrew and Michael Gosman (the "Merger"). The stockholders of CareMatrix Affiliates received approximately 92% of the outstanding shares of Common Stock of the Company. The managements of the Company and the CareMatrix Affiliates determined that a merger of their companies would result in a stronger enterprise with greater potential for expansion. Furthermore, they believed that the Merger would combine a strong base of existing facilities in attractive markets with a large number of facilities under development or construction, strengthen the senior management team and improve the Company's access to equity and debt capital. On October 14, 1996, the Company changed its name to CareMatrix Corporation and effected the Reverse Split (as defined herein). The Merger was accounted for as a reverse acquisition, whereby the CareMatrix Affiliates were treated as the acquiror for accounting purposes.

           The Company's principal place of business is 197 First Avenue, Needham, Massachusetts 02194 and its telephone number at that address is (617) 433-1000. Unless otherwise indicated herein or required by the context, references to the "Company" include its subsidiaries.

Assisted Living Industry

           The Company believes that the assisted living industry is evolving as the preferred alternative to meet the growing demands for a cost effective setting for those seniors who cannot live independently due to physical or cognitive frailties but who do not require the more intensive medical attention provided by a skilled nursing facility. According to industry estimates, the assisted and independent living industries generated approximately $10 billion to $12 billion in revenues in 1995.

           Generally, assisted living represents a combination of housing and 24-hour per day personal support services designed to assist seniors with the activities of daily living ("ADLs"), which include bathing, eating, personal hygiene, grooming, ambulating and dressing. Certain assisted living facilities may offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia.

           The Company believes that a number of factors will allow assisted living companies to continue as one of the fastest growing segments of senior care:

           Consumer Preference. The Company believes that assisted living is increasingly becoming the setting preferred by prospective residents as well as their families, who are often the decision makers for seniors. Assisted living is a cost effective alternative to other types of facilities, offering seniors greater independence and enabling them to age in place in a residential setting.

           Cost Effectiveness. The average annual cost for a patient in a skilled nursing home approaches $40,000. The average cost for a private pay patient in a skilled nursing home can exceed $75,000 per year in certain markets. In contrast, assisted living services are provided at a cost which is generally 30% to 50% lower than skilled nursing facilities located in the same region. Additionally, the Company also believes that the cost of assisted living services compares favorably with home health care particularly when costs associated with housing, meals and personal care assistance are taken into account.

           Demographics and Changing Family Dynamics. The target market for the Company's services are persons generally 75 years and older, one of the fastest growing segments of the U.S. population. According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 28.7%, from approximately 13.0 million in 1990 to approximately 16.8 million by the year 2000, and the number of persons age 85 and older, as a segment of the U.S. population, is expected to increase by 43%, from approximately 3.0 million in 1990 to over 4.3 million by the year 2000. Furthermore, the number of persons afflicted with Alzheimer's disease is also expected to grow in the coming years. According to data published by the Alzheimer's Association, this group will grow from the current 3.8 million people to 4.8 million, or an increase of 26.3%, by the year 2000. As Alzheimer's disease and other forms of dementia are more likely to occur as a person ages, the increasing life expectancy of seniors is expected to result in a greater number of persons afflicted with Alzheimer's disease and other forms of dementia in future years absent breakthroughs in medical research.

           According to the United States Bureau of the Census, the median income of the elderly population has been increasing. Accordingly, the Company believes that the number of seniors who are able to afford high-quality senior residential services, such as those offered by the Company, has also increased.

           In addition, the number of two-income households has increased over the last decade and the geographical separation of senior family members from their adult children has risen with the geographic mobility of the U.S. population. As a result, many families that traditionally would have provided the type of care and services offered by the Company to senior family members are in less of a position to do so.

           Supply/Demand Imbalance. While the senior population is growing significantly, the supply of skilled nursing beds per thousand is declining. This imbalance may be attributed to a number of factors in addition to the aging of the population. Many states, in an effort to maintain controls of Medicaid expenditures on long-term care, have implemented more restrictive certificate of need regulations or similar legislation that restricts the supply of licensed skilled nursing facility beds. Additionally, acuity-based reimbursement systems have encouraged skilled nursing facilities to focus on higher acuity patients. The Company also believes that high construction costs and limits on government reimbursement for the full cost of construction and start-up expenses also will constrain the growth and supply of traditional skilled nursing beds. The Company believes that these factors, taken in combination, result in relatively fewer skilled nursing beds available for the increasing number of seniors who require assistance with ADLs but do not require 24-hour medical attention.

Business Strategy

           Provide a Full Range of Senior Residential Services. The Company expects its existing and future assisted living facilities to serve as the foundation on which it will provide a continuum of care for its seniors within targeted cluster market regions. When such facilities are combined with supportive independent living and skilled nursing/rehabilitation facilities and an Alzheimer's care program, the Company's facilities will have the resources to provide a less stressful transition for its residents who require a higher degree of care to a more supportive environment suited to their evolving needs. The Company believes that by combining different levels of care in a single facility, on an integrated campus or in nearby facilities, it will gain an advantage over those competitors that operate free-standing assisted living facilities and do not have similar flexibility to allow their residents to age in place.

           Provide Services across a Range of Pricing Options. In addition to providing a broad range of services, the Company believes it will be able to serve nearly all income segments of the senior population by providing these services over a range of pricing options. The Company provides, and is developing models designed to provide, these services to both the moderate and upper income markets. Also, the Company provides, and is developing models intended to provide, assisted living services for lower income and Medicaid-eligible individuals.

           Offer Personalized, Quality Care and Services. The Company's strategy includes providing its residents with personalized, quality care and services. The Company, through its facility-based staff, develops an individual care plan for each resident based on professional assessments and family consultations. To keep in step with a resident's evolving needs, the care plan is updated regularly by the facility's healthcare and social service staff in conjunction with the resident, the resident's physician and family members. The Company maintains a quality assurance program with the goal of meeting and exceeding the expectations of its residents and their families. The Company pays special attention to recruitment, screening and training of all personnel assigned to serve its residents and surveys its own facilities to ensure that its quality standards are being maintained.

           Develop Regional Cluster Markets. The Company seeks to be a leading provider of assisted living services and related residential services in each of its current and targeted cluster market regions. By positioning itself in such cluster regions, the Company believes it can become the provider of choice in a particular market through increased community familiarity. This strategy will also help enable it to achieve operational management efficiencies within these markets. The Company targets middle to upper income metropolitan and suburban areas which have well-established populations of persons 75 years or older. Regional markets currently targeted for cluster development are located in a number of states, including Arizona, Connecticut, Florida, Massachusetts, New Jersey, New York and North Carolina.

           Develop Hospital and Managed Care Relationships. The Company intends to develop relationships with regional hospital systems, managed care organizations and other referral sources to provide services to discharged patients that will offer a full continuum of care in the areas of assisted living, supportive independent living, Alzheimer's care and skilled nursing/rehabilitative care.

Service Models

           While providing services ranging from supportive independent living to skilled nursing/rehabilitative care, the primary focus of the Company's efforts centers on the various assisted living service models developed by the Company.

           Assisted Living. The Company offers a full range of assisted living services based on individual resident needs. The Company has found that resident needs generally fall in one or more of the following categories: (i) those requiring socialization and interaction with others but needing assistance with only the instrumental activities of daily living (IADLs), (ii) those requiring physical support or assistance with ADLs, and (iii) those who require assistance due to Alzheimer's disease or other cognitive impairments.

           Based on these resident needs, the Company has developed three service models that can be implemented either individually or in combination with one another within the same facility or in a campus setting.

                     Healthcare Services Model. This service model provides a lower cost alternative for individuals needing lower acuity services than those available in a skilled nursing facility. The Healthcare Services Model is designed to meet the needs of two different market segments. This model will provide long-term care services to moderate and upper income seniors who are generally 75 years of age or older and require assistance with at least two ADLs. In addition, it serves as a step-down provider of services, where it will emphasize short-term stays in a variety of rehabilitative situations and also provide pre-operative and post-operative care services. In both instances, the need for these services is due primarily to physical limitations rather than cognitive impairment. Personal care assistance with ADLs is provided on a 24-hour basis and averages between one and two hours per day for each resident.


                     Alzheimer's Model. Alzheimer's care services are provided for residents with early or intermediate stage Alzheimer's disease in specially-designed freestanding facilities or as distinct components contained within an assisted living facility. Residents with Alzheimer's disease or other forms of dementia require high levels of care and services as a result of the decline of their cognitive abilities. Staffing is generally 15% to 20% higher in order to meet the needs of this population group. The Company generally charges monthly rates which are 20% to 40% higher for the Alzheimer's Model than the rates for more traditional assisted living services.

                     Social Model. Within this model, the Company provides three meals daily, housekeeping, personal laundry services, transportation, 24-hour security, health screening and assessment as well as personal care services. Additionally, there is a greater focus on resident interaction as well as social and recreational activities.

           Supportive Independent Living. Supportive independent living is provided for seniors who do not yet need assistance with ADLs but who require a residential environment that offers available health care services. The Company provides this level of service in both moderate and upper income markets. The Company believes that the availability of supportive independent living broadens the market attractiveness of each facility or integrated campus by providing a residential setting for those seniors who wish to maintain their independence but desire a supportive environment. Services provided include daily meals, transportation, social and recreational activities, laundry, housekeeping and health care monitoring. Depending on government regulation, personal care and medical services are available through either facility staff or through home health care agencies. Residents generally pay a monthly rate to cover all services, which is approximately 20% to 30% less than the rate for more traditional assisted living services.

           Skilled Nursing/Rehabilitation. In certain cluster market regions, the Company provides skilled nursing/rehabilitative services within a skilled nursing facility setting. These services include both short-term rehabilitation and traditional long-term care and will be an important component of the continuum of care provided by the Company within an integrated campus setting or within cluster market regions. The short-term rehabilitation component addresses the needs of patients requiring short-term rehabilitation or therapy services, generally after a hospital stay.

Company Operations

           The Company centralizes many of its financial, administrative and operational functions at its corporate headquarters. Such centralization allows facility-based personnel to focus on resident care and ensures that Company-wide policies and procedures are maintained. Corporate personnel with expertise in administration, nursing, marketing, food service, social services, financial management and plant maintenance directly assist and supervise personnel at the facility level. The Company believes that these corporate resources enable each facility to provide services to its residents in a more professional and cost effective manner. The Company also intends to develop regional offices in certain cluster market regions to enhance its ability to manage its development and operational activities.

           Facility Staffing. Each of the Company's facilities has an Administrator or Executive Director responsible for the day-to-day operations of the facility. The Administrator is supported by the Director of Resident Care, typically a licensed nurse who oversees the nursing personnel and personal care assistants and who is directly responsible for the day-to-day care of the residents. Other key management personnel typically include a Social Services Director, a Marketing Director, a Food Services Director, an Activities Director and a Director of Environmental Services. Additionally, those facilities which offer additional services, such as

Alzheimer's care, also include a Director of Specialty Services and additional management or medical staff as warranted.

           The Company has attracted and continues to attract highly dedicated and experienced personnel. The Company believes that education, training, staff development and staff recognition enhance the effectiveness of its employees. The Company provides training in all aspects of facility operations as well as specialized training for programs offered. The Company also encourages continuing education and provides a tuition reimbursement plan for its employees. The Company believes it provides competitive wages and employee benefits enabling it to attract and maintain qualified personnel. The Company has developed employee recognition and incentive programs that increase employee awareness of the importance of providing high quality care and services to residents.

           Financial Management. Corporate personnel oversee cash management, billing and collection, accounts payable, payroll and all other financial and accounting functions. The Company monitors and controls operating expenses for each of its facilities through monthly budgeting, standardized management reporting and centralized purchasing.

           Quality Assurance. The Company's quality assurance program is intended to achieve and maintain a high degree of resident and family satisfaction with the care and services it provides. The Company coordinates the implementation of its quality assurance program at each of its facilities through its corporate personnel. The Company encourages resident and family participation and seeks feedback from families and residents through surveys conducted on a regular basis. In addition, facility inspections are conducted regularly by corporate staff. These inspections, performed semi-monthly, review all aspects of operations, care and services provided and the overall appearance and cleanliness of the facility.

           Marketing. The Company's marketing efforts are implemented on a regional and local level, all under the supervision of the corporate marketing staff. This structure provides greater cost effectiveness through cost sharing and ensures a consistency in the presentation of the Company to the various regional marketplaces. These efforts are intended to create awareness of the Company and its services among prospective residents, their families, professional referral sources and other key decision makers. The corporate marketing office develops overall strategies to promote the Company and its service offerings throughout the markets in which the Company is currently operating and has targeted. The corporate marketing staff conducts regional and state-wide surveys of age and income-qualified seniors to help ensure that the Company is meeting the needs and demands of that marketplace. To further both market awareness of the Company by prospective residents and to more accurately assess the needs and demands of seniors, the Company regularly conducts regional focus groups. Corporate personnel develop the overall marketing strategies for each facility, produce all marketing materials, maintain marketing databases, oversee direct mailings, place all media advertising and assist facility personnel in the initial development and continuing refinement of marketing plans for each facility.

           Corporate and regional marketing offices commence marketing of each newly-developed facility nine to 12 months prior to the scheduled facility opening. Approximately six months prior to each facility opening, a marketing director and marketing sales person are hired for each facility. They are responsible for community outreach activities and community relations, the coordination of referral activities, conducting facility tours and providing information to prospective residents and their families with respect to the Company's facilities and services.

Facilities

           Three basic designs have been developed for the Company's existing and future facilities: (i) the stand-alone assisted living facility, (ii) the combined assisted living/supportive independent living facility, and (iii) the stand-alone Alzheimer's care facility. The unit wings of the combined facilities are designed in a modular fashion which allows for modification of the size of the facility in increments of 12 units. This modular design allows for greater development flexibility and encourages social interaction. Current designs include facilities ranging in size from 82 to 118 units for stand-alone assisted living facilities. Combined assisted living/supportive independent living designs range from 124 to 148 units. The residential wings are three stories and are accented by a large living room centrally located and adjacent to elevators on each floor. The Alzheimer's care facility design is generally smaller than the Company's other facility designs to accommodate the cognitive limitations and needs of its residents. The design accommodates a minimum of 32 units which house up to 40 residents and can be expanded to include as many as 64 units, or 80 residents.

           The Company occupies executive offices located in Needham, Massachusetts under a lease expiring in 2001.

Development and Acquisition

           Development Activities. The Company currently plans to develop approximately 60 facilities with a capacity of approximately 7,200 residents over the next three years.

           The Company's in-house market research and development staff has the ability to target potential markets, perform the appropriate market studies, identify zoning issues and determine the appropriate size and configuration of facilities to develop and/or acquire. With respect to properties that it intends to develop, the Company will coordinate all aspects of each project, including obtaining the final permits and approvals, design, construction and capital budgeting.

           Facilities will be developed primarily in conjunction with: (i) related party entities, (ii) joint ventures in which related parties have some level of ownership, ranging from minority to majority ownership and (iii) third parties. It is anticipated that a majority of the facilities developed in the next three to four years will be for related party entities owned primarily by Abraham D. Gosman, members of his family and other members of the Company's senior management. The Company expects that it will only enter into agreements with entities that it believes have demonstrated the capability to obtain the financing necessary to construct and own the facilities.

           Generally, the Company will enter into development agreements whereby construction financing is obtained by the related or third parties. The Company expects that risks related to construction and the initial operation of the facilities it develops will be borne primarily by related or third parties. The Company expects that it will not enter into management agreements with these parties until completion of the construction of such facilities or upon acquisition of completed facilities. These management agreements would generally be for a 15 year period, with annual fees approximating 5% of net revenues. The Company also expects to have the option to convert such management agreements into fair market value leases for a ten-year initial term with three to four five-year fair market value renewal options. There may also be an option to acquire the facility at fair market value at the end of the initial term or option periods. The Company expects to exercise the lease option at such time as the facilities reach stabilization. The related party is likely to sell many of the developed facilities to REITs (possibly including Meditrust, whose Chairman is Abraham D. Gosman) or other financing sources; however, no such agreements are currently in place. Any such sale would be subject to any management, lease or purchase terms already in place.

           The Company expects that its development projects for joint ventures and third parties will be turnkey projects and will not result in either management contracts or leases, although the Company may seek such contracts where attractive.

           The primary milestones in the development process are (i) site selection and signing of a development contract, (ii) permitting and approvals necessary to commence construction and (iii) completion of construction. Once a market has been identified, site selection and signing of a development contract typically take approximately one to three months. Land permitting generally takes five to 12 months and is typically the most difficult step in the development process due to the Company's selection of sites in established communities which usually require site rezoning. Facility construction normally takes 12 months. After a facility receives a certificate of occupancy, residents usually begin to move in immediately.

           Acquisition Activities. In addition to its development activities, the Company intends to aggressively pursue acquisitions of existing facilities, management agreements and/or leases to the extent that they complement its growth strategy by helping to augment existing cluster markets or to enter new markets. Such acquisitions will depend on a number of factors, including the advantages of acquiring a facility versus leasing for its own benefit, regional or local competition, reputation and quality of the facilities and contribution of the facility to operating results. All potential acquisitions are presented to the Company's Board of Directors or its Executive Committee before authorization is provided for the Company to proceed.

Competition

           Providers of assisted living services compete for residents primarily on the basis of quality of care, reputation, physical appearance of the facilities, price, services offered, family preferences, physician referrals and location. Some of the Company's competitors operate on a not-for-profit basis or as charitable organizations. Some of the Company's competitors are significantly larger than the Company and have, or may obtain, greater resources than those of the Company.

           The long-term care industry generally is highly competitive and the Company expects that the assisted living business in particular will become more competitive in the future. The Company will be competing with numerous other companies providing similar long-term care alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. While there presently are few assisted living residences existing in the markets the Company intends to serve, the Company expects that as assisted living receives greater attention competition will grow from new market entrants, including companies focused primarily on assisted living. Nursing facilities that provide long-term care services are also a potential source of competition for the Company.

           The Company believes that there is moderate competition for less expensive segments of the private market and for Medicaid-eligible residents in small communities. Management's experience indicates that seniors who move into assisted living facilities frequently choose facilities near their homes, therefore the Company's major competitors are other long-term care facilities within the same geographic area as its facilities.

Government Funding

           Assisted living residents or their families generally pay the cost of care from their own financial resources. Depending on the nature of an individual's health insurance program or long-term care insurance policy, the individual may receive reimbursement for costs of care under an alternative care benefit. Government funding for assisted living has been limited. Some state or local governments offer housing subsidies for rent or housing-related services for low income seniors. Others may provide subsidies in the form of additional payment for those who receive Supplemental Security Income (SSI). Medicaid provides insurance for certain financially or medically needy persons, regardless of age, and is funded jointly by federal, state and local governments. Medicaid reimbursement varies from state to state.

           In 1981, the Federal government approved a Medicaid waiver program called Home and Community-Based Care which was designed to permit states to develop programs specific to the health care and housing needs of the low-income elderly eligible for nursing home placement (a Medicaid Waiver Program). Under a Medicaid Waiver Program, states apply to the Health Care Financing Administration for a waiver to use Medicaid funds to support community-based options for low-income elderly who need long-term care. These waivers permit states to reallocate a portion of Medicaid funding for nursing facility care to other forms of care such as assisted living. In 1994, the federal government implemented new regulations which empowered states to further expand their Medicaid Waiver Programs and eliminated restrictions on the amount of Medicaid funding states could allocate to community-based care, such as assisted living. A limited number of states currently have such programs operating that allow them to pay for assisted living care. Without a Medicaid Waiver Program, states can only use federal Medicaid funds for long-term care in nursing facilities.

           The Company expects that state Medicaid and Medicare reimbursement programs will constitute an additional source of future revenues for the Company at its skilled nursing and rehabilitation centers. Medicaid programs typically provide for fixed rate payment to health care providers. Providers must accept reimbursement from Medicaid as payment in full for all covered services rendered to Medicaid patients. Medicare is a federally-funded and administered health insurance program that provides coverage for a wide range of health care services, including intensive rehabilitation, skilled nursing and certain related medical services. With respect to skilled nursing and rehabilitation, Medicare is a retrospective payment system in which each facility receives an interim payment during the year, which is later adjusted to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. There can be no assurance that either Medicaid or Medicare will pay rates that recognize all of the Company's costs of providing services to residents covered by those programs.

Government Regulation

           The health care industry is subject to substantial Federal, state and local regulation. The various layers of governmental regulation affect the Company's business by controlling its growth, requiring licensure or certification of its facilities, regulating the use of its facilities and controlling reimbursement to the Company for services provided. Licensing, certification and other applicable governmental regulations vary from jurisdiction to jurisdiction and are revised periodically. It is not possible to predict the content or impact of future legislation and regulations affecting the health care industry.

           Many of the states in which the Company operates have adopted certificate of need statutes applicable to the assisted living and skilled nursing services provided by the Company. Such statutes provide generally that, prior to the addition of new services or the making of certain capital expenditures exceeding defined levels, a state agency must determine that a need exists for such proposed activities. Failure to obtain the necessary state approval can result in the inability to provide the service, operate the facility or complete the addition or other change, and can also result in the imposition of sanctions or adverse action in respect of the facility's license and reimbursement. To date, the Company has generally not experienced any difficulty in obtaining such state approvals where required.

           The ability of the Company to operate profitably will depend in part upon the Company obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations.

           Some residents may require ancillary health services from time to time, such as skilled nursing, therapy, pharmacy or other health services. In Massachusetts, these services must be provided by persons or entities that are specifically licensed or certified, as applicable, to provide such health care services. The Company may from time to time enter into agreements with other entities to provide ancillary services where it is not itself licensed or certified to provide them.

           Investigations or reviews conducted by state regulators also may adversely affect the Company. From December 1994 until March 1995, the State of Florida conducted a review of operating policies and procedures at Standish's Lowry facility, during which time the community was subject to a moratorium imposed by the State on the admission of new residents pending correction of various deficiencies. Although the moratorium has been lifted, revenues at that facility continue to be adversely affected.

           In certain states, the Company's assisted living facilities are subject to certain state regulations and licensing requirements. In order to qualify as a state licensed facility and therefore eligible to receive Medicaid funding, the Company's facilities must comply with regulations which address, among other things, staffing, physical design, required services and resident profile. The Company expects that it will obtain licenses in states as required. The Company's residences are also subject to various local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored, to varying degrees, by state agencies.

           The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Although the Company believes its operations are in compliance with such laws, the Company's business operations have not been the subject of judicial or regulatory interpretation. There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or their expansion. In addition, the regulatory framework of certain jurisdictions may limit the Company's expansion into such jurisdictions if the Company is unable to modify its operational structure to conform with such regulatory framework.

           Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. Similar state laws vary from state to state, are sometimes vague and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in (i.e., furnishing covered items or services to beneficiaries of) the Medicare and Medicaid programs. Although the Company does not receive all of its total revenues from certain Medicaid waiver programs and is otherwise not a Medicare or Medicaid provider or supplier, it is subject to these laws because (i) the state laws typically apply regardless of whether Medicare or Medicaid payments are at issue and (ii) as required under some state licensure laws, and for the convenience of its residents, some of the Company's assisted living facilities maintain contracts with certain health care providers and practitioners, including pharmacies, visiting nurse organizations and hospices, through which the health care providers made their health care items or services (some of which may be covered by Medicare or Medicaid) available to the Company's residents. There can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

           In addition, the Company is subject to various Federal, state and local environmental laws and regulations. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such contamination properly may also adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties.

           The Company believes that the structure and composition of government, and specifically health care, regulations will continue to change and, as a result, regularly monitors developments in the law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environment changes. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged.

Insurance

           Health care companies are subject to medical malpractice, personal injury and other liability claims which are customary risks inherent in the operation of health facilities and are generally covered by insurance. The Company maintains property, liability and professional malpractice insurance policies in amounts and with such coverages and deductibles which are deemed appropriate by management, based upon historical claims, industry standards, and the nature and risks of its business. The Company provides medical malpractice insurance for its employee physicians and also requires that non-employee physicians practicing at its facilities carry medical malpractice insurance to cover their respective individual professional liabilities. The Company currently maintains professional liability insurance and general liability insurance. The Company's medical professional liability coverage is limited to $1.0 million per occurrence and $2.0 million in the aggregate for all claims per annual policy period. The non-medical, management professional liability insurance coverage is limited to $1.0 million per wrongful act and $1.0 million in the aggregate. The general liability insurance is limited to $1.0 million per occurrence and $2.0 million in the aggregate. The Company also has an umbrella excess liability protection policy in the total amount of $10.0 million. There can be no assurance that a future claim will not exceed available insurance coverages or that such coverages will continue to be available for the same scope at reasonable premium rates. Any substantial increase in the cost of such insurance or the unavailability of any such coverages could have an adverse effect on the Company's business.

Employees

           As of December 31, 1996, the Company had approximately 800 full-time employees. In addition, administrators of certain managed facilities, while not employees of the Company, are under the supervision of the Company. None of the Company's employees is represented by a union. The Company considers its employee relations to be good. Although the Company believes it is able to employ sufficient skilled personnel to staff the facilities it operates or manages, a shortage of skilled personnel in any of the geographic areas in which it operates could adversely affect the Company's ability to recruit and retain qualified employees and its operating expenses.

                           [Intentionally left blank]

ITEM 2.    PROPERTIES

           The following table sets forth certain information regarding facilities owned, leased or managed by the Company at December 31, 1996:

                                                                  Resident
            Facility           Location           Care Level      Capacity
--------------------------------------------------------------------------
OWNED/LEASED
Florida
  Bailey Suites (2)            Gainesville      Assisted Living        14
  Bailey Village (3)           Gainesville      Assisted Living        72
  Courtyard at
    Lowry Place (4)(5)         Tampa            Alzheimer's Care       70
Maryland
  Silver Spring (2)            Silver Spring    Skilled Nursing       138
Massachusetts
  Avery Manor (2)              Needham          Assisted Living       142
New Hampshire
  Sunny Knoll (6)              Franklin         Alzheimer's Care       30
North Carolina
  Piedmont Village at
    Newton (2)                 Newton           Assisted Living        39
  Piedmont Village at
    Statesville (2)            Statesville      Assisted Living        75
  Piedmont Village at
    Yadkinville (2)            Yadkinville      Assisted Living        50
Virginia
  Dominion Village at
    Chesapeake(4)              Chesapeake       Assisted Living        54
  Dominion Village at
    Poquoson (4)               Poquoson         Assisted Living        46
  Dominion Village at
    Williamsburg(4)            Williamsburg     Assisted Living        58
                                                                    -----
                                                                      788
                                                                    -----
MANAGED (1)
Connecticut
  Westfield Court (7)          Stamford         Independent Living    165
Florida
  Homestead Manor              Homestead        Skilled Nursing        56
  Franco                       Miami            Skilled Nursing       120
Maryland
  Annapolis Care Center        Annapolis        Assisted Living        84
Massachusetts
  Cadbury Commons              Cambridge        Assisted Living        78
  Courtland House of
    Leominister (8)            Leominster       Assisted Living        68
  Standish Village at
    Lower Mills (9)            Boston           Assisted Living        92
  Avery Crossing (7)           Needham          Assisted Living        58
  CareMatrix of Dedham (7)     Dedham           Skilled Nursing/       56
                                                Alzheimer's Care
Pennsylvania
  Fox Ridge Manor              Dover            Assisted Living       145
                                                                    -----
                                                                      922
                                                                    -----
                                                                    1,710
                                                                    =====
------------
(1) Management contracts typically have a term of between 5 and 15 years (with renewal options).

(2)  Operating lease.

(3) 100% owned by the Company, subject to mortgages securing debt in the aggregate amount of $1.1 million.

(4)  Capital lease.

(5)  A 20% minority interest in the lessee is owned by a third party.

(6)  A 49% minority interest is owned by a third party.

(7)  Managed for a related party.

(8) In addition to base management fees, as manager, the Company is entitled to 10% of excess cash flow under certain circumstances.

(9) The company holds a 30% interest in the corporate general partner, which owns a 1% interest in the owner partnership.

           In addition, the Company occupies executive offices located in Needham, Massachusetts under a lease expiring in 2001.

ITEM 3.              LEGAL PROCEEDINGS

           The Company is a party to litigation in the ordinary course of business. The Company does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

Special Meeting of the Stockholders of the Company on October 3, 1996

           On October 3, 1996, the Company held a special meeting of its shareholders at which it submitted to the vote of the shareholders the following matters:

           Merger with CareMatrix Companies.

           The shareholders voted upon the merger (the "Merger") of 12 subsidiaries of the Company with and into 12 affiliated corporations (the "CareMatrix Affiliates") which were privately-held and in the business of the development operation and management of assisted living communities and other senior care facilities. Upon completion of the Merger, the shares of common stock of the CareMatrix Affiliates would be converted into the right to receive an aggregate of 50 million pre-Reverse Split (as defined herein) shares of the Company's common stock, par value $.01 per share (the "Common Stock"). Upon completion of the Merger, (i) all of the members of the Board of Directors would resign, with the exception of Michael J. Doyle, (ii) the Board of Directors would be increased to eight members and would include Michael J. Doyle, the Company's Chief Executive Officer, four outside directors and Abraham D. Gosman, Andrew D. Gosman and Michael D. Gosman, who together controlled the CareMatrix Affiliates and who, upon completion of the Merger, would beneficially own, in the aggregate, over 78% of the outstanding Common Stock, and (iii) the executive officers of the CareMatrix Affiliates would become executive officers of the Company.

           The number of votes in favor of the Merger was 2,103,761, the number of votes against was 9,550 and the number of abstentions was 4,050.

           Authorized Stock Amendment.

           The shareholders were asked to approve and adopt an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 pre-Reverse Split shares to 75,000,000 pre-Reverse Split shares. Such Amendment was required in order to permit the Company to consummate the Merger with the CareMatrix Affiliates.

           The number of votes in favor of the authorized stock amendment was 3,217,019, the number of votes against was 48,950, and the number of abstentions was 7,650.

           Stock Option Plan Amendment.

           The shareholders were asked to approve and adopt an amendment to the Company's 1991 Restated Combination Stock Option Plan to increase from 785,000 to 2,000,000 the total authorized pre-Reverse Split shares of Common Stock reserved for issuance thereunder. The Stock Option Plan Amendment was necessary in order to permit the Company to issue the full number of shares of common stock required to be issued pursuant to the grant of the options to Michael J. Doyle and Kenneth M. Miles, the Chairman of the Board and Chief Financial Officer, respectively, of the Company.

           The number of votes in favor of the stock option plan amendment was 1,999,598, the number of votes against was 100,785 and the number of abstentions was 23,250.

           Election of Directors.

           The following nominees were elected directors of the Company at the Special Meeting to serve until the earlier of (i) the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified or (ii) the consummation of the Merger. The following table sets forth a summary with respect to the results of the shareholder vote.



Nominee               For          Against      Withheld
-------               ---          -------      --------
Michael J. Doyle      3,274,959       0          12,160
Kenneth M. Miles      3,276,559       0          10,560
Marshall S. Sterman   3,276,559       0          10,560
Robert W. DeVore      3,276,559       0          10,560
John A. Carucci       3,276,559       0          10,560

           The Merger was consummated on October 4, 1996, and with the exception of Mr. Doyle, each of the above-named Directors resigned on that date, and Abraham D. Gosman, Michael M. Gosman and Andrew D. Gosman were each named Directors to fill three of such vacancies. Thereafter, on October 4, the Board of Directors voted to increase the size of the Board to seven members and appointed Donald J. Amaral, H. Loy Anderson, Jr., Bedros Baharian and Stephen E. Ronai Directors of the Company to serve until the next annual meeting or until their successors were duly qualified and elected.

Shareholder Action by Written Consent dated October 4, 1996

           On October 4, 1996, the following action was taken by written consent of the shareholders of the Company holding 42,446,539 shares of Common Stock (or 78.6% of the Company's outstanding Common Stock), effective October 14, 1996:

           Change in Name.

           The shareholders voted to amend the Restated Certificate of Incorporation of the Company to change the name of the Company from The Standish Care Company to CareMatrix Corporation.

           Reverse Split of Common Stock

           The shareholders voted to amend the Restated Certificate of Incorporation of the Company to effect a one-for-five reverse stock split of the Company's Common Stock (the "Reverse Split"). As a result of the Reverse Split, the par value of the Common Stock became $.05 per share.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Company's Shares are traded on the American Stock Exchange under the symbol CMD. The following table sets forth for the periods shown here the high and low sales price for the Shares (as reported on the American Stock Exchange for the fourth quarter and the NASDAQ Stock Exchange for the first, second, and third quarters as well as for the entire year 1995). All prices have been adjusted to reflect the one-for-five reverse split of the Company's common stock (see Note 1 of Notes to Financial Statements).

            1996                                         1995
-------------------------------              --------------------------------
Quarter       High        Low                Quarter       High        Low
-------     ------      -------              -------     -------     -------
First       $22.188     $14.375              First       $12.500     $ 9.375
Second      $29.375     $10.625              Second      $11.250     $10.000
Third       $26.875     $17.500              Third       $14.375     $11.250
Fourth      $21.875     $11.625              Fourth      $20.625     $11.875


As of March 19, 1997, there were outstanding 17,111,649 shares of common stock held by 124 holders of record. Included in the number of shareholders of record are shares held in "nominee" or "street" name.

            Dividends. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not currently plan to declare or pay any cash dividends on its Common Stock in the foreseeable future. Dividends may be paid only out of legally available funds as proscribed by statute, subject to the discretion of the Company's Board of Directors. In addition, the Company's ability to pay cash dividends is restricted by the provisions of its Restated Certificate of Incorporation pertaining to the Series A Preferred Stock. In that regard, no dividends may be paid on any shares of Common Stock unless all accumulated and unpaid dividends on the Series A Preferred Stock have been declared and paid in full.

            Recent Sales of Unregistered Securities. On July 30, 1996, for cash consideration of $14,000 per share, the Company issued 100 shares of the Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") which was convertible at an initial conversion price of $4.16 per share, into 336,538 shares of the Common Stock to Abraham D. Gosman. The Company also issued to Mr. Gosman a currently exercisable five-year warrant to purchase 400,000 shares of Common Stock at an initial exercise price of $4.16 per share. On October 30, 1996, the Company redeemed the Series B Preferred Stock.

            In addition, the Company granted stock options (i) on June 3, 1996 and October 4, 1996, to two individuals to purchase an aggregate of 150,000 shares of Common Stock at an exercise price per share of $14.70 pursuant to the Restated 1991 Combination Stock Option Plan (the "1991 Plan"), (ii) on October 3, 1996, to three individuals to purchase an aggregate of 3,600 of Common Stock at an exercise price per share of $21.25 pursuant to the 1995 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1995 Plan"), (iii) on October 4, 1996, to 13 individuals to purchase an aggregate of 266,000 shares of Common Stock at an exercise price per share of $10.00 pursuant to the 1996 Equity Incentive Plan, and (iv) on November 27, 1996, to 79 individuals to purchase an aggregate of 241,740 shares of Common Stock at an exercise price per share of $15.00 pursuant to the 1996 Equity Incentive Plan. On June 24, December 3 and December 9, 1996, options previously granted under the 1991 Plan were exercised for 3,500, 6,600 and 3,000 shares of unregistered Common Stock, respectively. On December 9, 1996, options previously granted under the 1995 Plan were exercised for 2,400 shares of unregistered Common Stock.

            The securities issued in the foregoing transactions were not registered under the Securities Act in reliance upon the exemptions from registration set forth in Sections 3(b) and/or 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                                         Year ended December 31,
                                        ------------------------------     June 24, 1994 (inception)
                                             1996           1995              to December 31, 1994
                                             ----           ----           -------------------------
Operating revenue                       $  12,907,445    $   2,484,857         $    366,214
Net loss                                $  (6,645,614)   $  (7,206,243)        $ (2,555,352)
Net loss per common share               $       (0.59)   $       (0.72)        $      (0.26)

BALANCE SHEET DATA:
Total assets                            $ 108,065,144    $   2,409,844         $    330,323
Long-term obligations                   $  10,109,037    $  10,312,197         $  2,729,791
Redeemable preferred stock              $     250,000    $          --         $         --
Total stockholder's equity (deficit)    $  88,035,557(1) $  (9,761,595)        $ (2,555,352)

Cash dividend declared
  per common share                      $          --    $          --         $         --

On October 4, 1996, twelve wholly-owned subsidiaries of the Company were merged into the CareMatrix Affiliates, with the stockholders of the CareMatrix Affiliates receiving approximately 92% (10,000,000 shares) of Common Stock. Following the Merger, the Company changed its name to CareMatrix Corporation. The Merger was accounted for as a reverse acquisition, whereby the Company was treated as the acquirer for accounting purposes. Accordingly, the financial history presented is that of the Company prior to the Merger. In conjunction with the Merger, the Company effected the Reverse Split. Accordingly, all common stock data presented herein, including the retroactive restatement of the Company's historical capitalization, has been adjusted to reflect the Reverse Split and the Merger.

(1) In October 1996, the Company completed a secondary public offering of its common stock. The Company sold 6,250,000 shares of Common Stock at $15 per share, which resulted in net proceeds to the Company of approximately $87,254,000.

       THE SELECTED FINANCIAL DATA SHOULD BE READ IN CONJUNCTION WITH THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On October 4, 1996, 12 wholly-owned subsidiaries of the Company consummated a Merger with the CareMatrix Affiliates. In the Merger, the Company acquired all of the assets and operations of the CareMatrix Affiliates and issued 10,000,000 shares of its Common Stock (as adjusted to give effect to the Reverse Split) to the stockholders of the CareMatrix Affiliates. The Merger was treated as a "reverse acquisition" for accounting purposes, with the CareMatrix Affiliates treated as the accounting acquiror, even though the Company was the surviving parent corporation for legal purposes. In a reverse acquisition, the accounting acquiror is treated as the surviving entity even though the Company's legal existence does not change and the financial statements of the Company reflect the historical financial statements of the CareMatrix Affiliates. The Company, as the accounting acquiror, treats the Merger as a purchase acquisition. The Merger was recorded using the historical cost basis for the assets and liabilities of the CareMatrix Affiliates, and the estimated fair value of the Company's assets and liabilities.

OVERVIEW

The Company is a leading provider of assisted living services to the elderly. At December 31, 1996, the Company operated 21 facilities in 8 states with a capacity of approximately 1,700 residents, including 11 facilities owned or leased by the Company or in which it has ownership interests and ten facilities managed for third parties. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

The Company derives its revenues from three primary sources: (i) resident fees for the delivery of assisted living services; (ii) management services income for management of facilities; and (iii) fee income from the development and construction of facilities. Resident fees typically are paid monthly by residents, their families or other responsible parties. Resident fees and management fees are recognized as revenues when services are provided. Development fee revenue is recognized on the percentage of completion basis.

The Company classifies its operating expenses into the following categories: (i) facility operating; (ii) facility lease expense; (iii) general and administrative expenses, which primarily include headquarters and regional staff expenses and other overhead costs; and (iv) depreciation and amortization. In anticipation of its growth plans, the Company made significant investments in its infrastructure in 1996 through the addition of headquarters and regional staff.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The following discussion reviews the Company's results of operations for the period June 24, 1994 (inception) to December 31, 1994 (the "1994 Period"), and years ended December 31, 1995 (fiscal 1995) and December 31, 1996 (fiscal 1996). The CareMatrix Financial Statements and the Notes thereto present the results of operations of the entities that had been operated under common control on a combined basis prior to the Merger. All of the operations of the Company began subsequent to June 23, 1994. As a result, the Company believes that any period to period comparisons and percentage relationships within periods are not meaningful.

The following discussion, as well as other portions of this document, includes certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially.

   THE YEAR ENDED DECEMBER 31, 1996 (FISCAL 1996) COMPARED TO THE YEAR ENDED
                        DECEMBER 31, 1995 (FISCAL 1995)

REVENUES. Net revenues for fiscal 1996 increased by $10.4 million compared to fiscal 1995. The increase is due to increases of $7.3 million in resident operations revenue, $2.2 million in development fee income, and $.9 million in management fees.

Resident operations revenue increased $7.3 million primarily due to an incremental $6.9 million earned from one facility which is contributing a full year of revenue in fiscal 1996 compared to five months in fiscal 1995 and from a facility the Company began leasing in October 1996, and $1.6 million from Standish properties which were included in the Company's results of operations after the Merger in October 1996, offset by a decrease of $1.0 million from the closing of the Company's outpatient rehabilitation facility in Atlanta, Georgia.

Development fee income was $2.2 million in fiscal 1996 versus none in fiscal 1995 as the Company did not begin development activity until after the Merger.

Management fee revenue for fiscal 1996 increased $.9 million. This increase was due to the recognition of fees in 1996 on two new third-party management properties in Florida which contributed $415,000 compared to $0 in the prior year, three new related-party management contracts entered into during fiscal 1996 and four Standish management contracts which were included in the Company's results of operations after the Merger in October 1996.

FACILITY EXPENSES. Facility expenses increased by $6.3 million compared to fiscal 1995. The $6.3 million increase consists of $7.1 million from the operation of one facility for an entire year plus expenses from the Company's newly leased facility and $1.2 million from former Standish properties which were included in the Company's results of operations after the Merger in October 1996, offset by a decrease of $2.2 million from the closing of the Company's outpatient rehabilitation facility in Atlanta, Georgia.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

   THE YEAR ENDED DECEMBER 31, 1996 (FISCAL 1996) COMPARED TO THE YEAR ENDED
                   DECEMBER 31, 1995 (FISCAL 1995), CONTINUED


GENERAL AND ADMINISTRATIVE. General and administrative expenses in fiscal 1996 increased to $8.1 million from $4.3 million in fiscal 1995. As a percentage of operating revenue, general and administrative expenses in 1996 declined to 63% from 175% in 1995. The increase in expense is primarily due to an increase in salary and benefits expenses relating to the hiring of additional corporate staff in anticipation of the Company's growth plans.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization in fiscal 1996 increased by $570,000 compared to fiscal 1995. The $570,000 increase is primarily due to $250,000 of amortization of goodwill incurred as a result of the merger, $151,000 for a full year of depreciation and amortization on the Company's leased facility and $104,000 for assets acquired from Standish.

INTEREST INCOME. The Company's interest income was $576,000 for fiscal 1996. No interest income was recorded for fiscal 1995. The fiscal 1996 interest income was primarily due to $507,000 earned as a result of investing the cash balances from the proceeds of the secondary offering during the period of October 28, 1996 through December 31, 1996.

INTEREST EXPENSE. Interest expense for fiscal 1996 increased to $1.1 million from $544,000 in fiscal 1995. The $594,000 increase is primarily due to interest expense of $430,000 to the Company's principal stockholder and $190,000 of interest expense of Standish. These increases were partially offset by a decrease of $116,000 in interest expense for the closing of the Company's outpatient rehabilitation facility.


   THE YEAR ENDED DECEMBER 31, 1995 (FISCAL 1995) COMPARED TO THE PERIOD FROM
      JUNE 24, 1994 (INCEPTION) TO DECEMBER 31, 1994 (THE "1994 PERIOD")

REVENUES. During the 1994 Period and fiscal 1995 the Company derived revenues from one or more of the following services: the operation of an inpatient extended care facility in Maryland; and the operation of an outpatient rehabilitation facility in Georgia.

Net revenues were $0.4 million for the 1994 Period and consisted of revenues attributable to outpatient rehabilitation services. The Company purchased the outpatient rehabilitation facility during November 1994.

Net revenues for fiscal 1995 were $2.5 million. Such revenues during the period consisted of $1.1 million, or 44%, related to outpatient rehabilitation services; and $1.4 million, or 56%, related to inpatient nursing services. The Company operated the outpatient rehabilitation facility for ten months during 1995 until its closure during November 1995. The inpatient nursing facility revenues were for the period August 15, 1995 (date of lease inception) to December 31, 1995 for a 138-bed extended care facility in Silver Spring, Maryland.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

   THE YEAR ENDED DECEMBER 31, 1995 (FISCAL 1995) COMPARED TO THE PERIOD FROM JUNE 24, 1994 (INCEPTION) TO DECEMBER 31, 1994 (THE "1994 PERIOD"), CONTINUED

FACILITY OPERATING AND LEASE EXPENSES. For the 1994 Period and fiscal 1995, expressed as a percentage of net revenues, facility operating expenses were 324% and 185%, respectively. Included in facility operating expenses for the 1994 Period is a $0.8 million charge recorded to write-down assets at the outpatient rehabilitation facility to their net realizable value. Included in facility operating expenses fiscal 1995 is a $0.9 million charge recorded to provide for the remaining lease obligation at the outpatient rehabilitation facility. Facility operating expenses also include rent expense of $45,868 and $0.6 million for the 1994 Period and fiscal 1995, respectively. The change in rent expense is attributable primarily to the ten-year lease entered into during August 1995 for an extended care facility.

GENERAL AND ADMINISTRATIVE EXPENSES. For the 1994 Period and fiscal 1995, expressed as a percentage of net revenues, general corporate expenses were 447% and 175%, respectively. General corporate expenses represent primarily salaries, wages and benefits, and professional fees for administration, marketing and facility development of the Company. In both periods, these expenses were paid to a related party, Continuum Care of Massachusetts, Inc. in the form of management fees.

INTEREST EXPENSE. The Company's interest expense was $55,856 and $0.5 million for the 1994 Period and fiscal 1995, respectively. The increase in interest expense results from the interest payable at the prime rate on additional advances from the principal stockholder.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 1996 were $57.9 million compared to $145,000 at December 31, 1995, an increase of approximately $57.7 million. This increase is primarily due to the net proceeds received from the Company's secondary offering of $87.3 million in October 1996, offset by amounts of $21.7 million and $2.8 million paid to the Company's primary stockholder for repayment of advances and the acquisition of a lease, respectively, as well as for general corporate expenses.

Cash used by operations was $10.2 million in 1996 compared to a use of $6.0 million in 1995. The increase in the use of cash is due primarily to an increase in accounts receivable due to the acquisition of new facilities, an increase in development fees receivable of $1.7 million and losses incurred.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

Cash used in investing activities was $5.5 million in 1996 compared to $741,000 in 1995. The increase is due primarily to $2.8 million of payments to acquire the management and lease rights to a facility, capital expenditures of $1.5 million, and $1.1 million of advances.

Cash flows provided by financing activities were $73.5 million compared to $6.9 million in 1995. This increase is due primarily to the proceeds received from the secondary offering (see Note 9 of Notes to Financial Statements), net of offering costs, offset by $21.7 million of debt repaid to the Company's principal stockholder.

The Company will require resources in the future to fund the planned acquisition and development of additional assisted living, supportive independent and extended care facilities as well as its working capital requirements. The Company expects to fund these resource requirements with its cash on hand as well as related party or third-party financing of assisted living facilities. The Company and certain related parties are presently in discussions with a number of third parties to secure commitments regarding sources of additional financing. Furthermore, the Company intends to seek bank borrowings and other debt or equity financings to provide additional sources of capital in the future.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial statements and supplementary data are included under
Part IV, Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of the Company's fiscal year ended December 31, 1996 and such information is incorporated herein by reference.

ITEM 11.             EXECUTIVE COMPENSATION

           The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of the Company's fiscal year ended December 31, 1996 and such information is incorporated herein by reference.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

           The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of the Company's fiscal year ended December 31, 1996 and such information is incorporated herein by reference.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of the Company's fiscal year ended December 31, 1996 and such information is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           Reports on Form 8-K.

           None

           Financial Statements.

                     Report of Independent Certified Public Accountants... F-1

                     Balance Sheets as of December 31, 1996 and 1995...... F-2

                     Statements of Operations for the years ended
                               December 31, 1996 and 1995 and the
                               period from June 24, 1994 (inception)
                               to December 31, 1994 ...................... F-3

                     Statements of Cash Flows for the years ended
                               December 31, 1996 and 1995 and the
                               period from June 24, 1994 (inception)
                               to December 31, 1994 ...................... F-4

                     Statement of Changes in Stockholders' Equity
                               (Deficit) ended December 31, 1996 and
                               1995 and the period from June 24, 1994
                               (inception) to December 31, 1994 .......... F-5

                     Notes to Consolidated Financial Statements .......... F-6

           Financial Statement Schedules.

                     Schedule II -- Valuation and Qualifying Accounts and
                     Reserves

                     All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of CareMatrix Corporation:

We have audited the financial statements and the financial statement schedule of CareMatrix Corporation listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareMatrix Corporation as of December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Further, in our opinion, the financial statements referred to above present fairly in all material respects, the combined financial position of the Company as of December 31, 1995, and the combined results of its operations and its cash flows for the year ended December 31, 1995 and the period from June 24, 1994 (inception) to December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.



                                                   /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 7, 1997

CAREMATRIX CORPORATION

BALANCE SHEETS
as of December 31, 1996 and 1995

                                              Consolidated      Combined
                                              ------------      --------
ASSETS                                           1996            1995
------                                           ----            ----
Current assets:
 Cash and cash equivalents                  $ 57,966,360     $  144,643
 Restricted cash                                 836,745              -
 Receivables:
  Accounts receivable, net of allowance
   for doubtful accounts of $1,067,092
   and $247,706 at December 31, 1996 and
   1995, respectively                          3,959,233        837,787
  Accounts receivable - related party            938,910              -
  Other receivables                              309,613              -
Prepaid expenses and other current assets      1,772,995        185,647
Assets held for sale                             576,573              -
                                            ------------     ----------
   Total current assets                       66,360,429      1,168,077

Lease acquisition costs, net                   4,553,332              -
Property and equipment, net                    9,503,011        730,017
Due from stockholder                             356,740              -
Deposits and other assets                      1,329,974        511,750
Goodwill, net of accumulated
 amortization of $249,978 at
   December 31, 1996                          25,961,658              -
                                            ------------     ----------
    Total assets                            $108,065,144     $2,409,844
                                            ============     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
 Current portion of long-term debt          $  2,776,522     $        -
 Accounts payable                              1,346,140        651,860
 Accrued compensation                            693,120        171,777
 Accrued liabilities                           4,565,503        436,178
 Accrued interest - stockholder                        -        599,427
 Other current liabilities                       539,265              -
                                            ------------     ----------
  Total current liabilities                    9,920,550      1,859,242

Long-term debt                                 8,903,156              -
Due to stockholder                                     -      9,661,381
Other long-term liabilities                    1,152,960        650,816
Minority interest                                 52,921              -

Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
 Preferred stock, stated at
   liquidation value, 25,000 shares
   issued and outstanding at
   December 31, 1996                             250,000              -
 Common stock, par value $.05,
   authorized 75,000,000 shares,
   17,111,649 and 10,000,000 shares
   issued and outstanding at
   December 31, 1996 and 1995,
   respectively                                  855,582        500,000
 Additional paid-in capital                  103,337,184       (500,000)
 Accumulated deficit                         (16,407,209)    (9,761,595)
                                            ------------     ----------
   Total stockholders' equity (deficit)       88,035,557     (9,761,595)
                                            ------------     ----------
     Total liabilities and
       stockholders' equity (deficit)       $108,065,144    $ 2,409,844
                                            ============    ===========

The accompanying notes are an integral part of the financial statements.

CAREMATRIX CORPORATION

STATEMENTS OF OPERATIONS
for the years ended December 31, 1996 and 1995 and the period from June 24, 1994 (Inception) to December 31, 1994

                                                                  Combined
                                  Consolidated      -------------------------------------
                                  ------------                            June 24, 1994
                                   Year Ended         Year Ended          (Inception) to
                               December 31, 1996    December 31, 1995   December 31, 1994
                               -----------------    -----------------   -----------------

Revenue:
 Resident operations              $10,419,567         $ 2,484,857         $   366,214
 Resident operations -
  related party                       263,293                   -                   -
 Development fee income             1,548,968                   -                   -
 Development fee income -
  related party                       675,617                   -                   -
                                  -----------         -----------         -----------
   Total revenue                   12,907,445           2,484,857             366,214
                                  -----------         -----------         -----------

Expenses:
 Facility operating expenses        8,701,264           3,268,369             420,924
 Facility lease expense             1,230,902             645,702              45,868
 Facility lease expense -
  related party                       291,677                   -                   -
 Provision for asset write-down
  and closure costs                         -             894,872             757,095
 General and administrative         3,022,328                   -                   -
 General and administrative -
  related party                     5,105,845           4,335,655           1,638,220
 Depreciation and amortization        573,091               2,931               3,603
                                  -----------         -----------         -----------
   Total expenses                  18,925,107           9,147,529           2,865,710
                                  -----------         -----------         -----------

Loss from operations              (6,017,662)         (6,662,672)         (2,499,496)

Other income (expense):
 Interest income                      576,244                   -                   -
 Interest expense                    (263,098)                  -                   -
 Interest expense -
   related party                     (874,876)           (543,571)            (55,856)
                                  -----------         -----------         -----------
   Total other expense               (561,730)           (543,571)            (55,856)
                                  -----------         -----------         -----------

Loss before preferred dividends    (6,579,392)         (7,206,243)         (2,555,352)
Preferred dividends                    66,222                   -                   -
                                  -----------         -----------         -----------
Net loss                          $(6,645,614)        $(7,206,243)        $(2,555,352)
                                  ===========         ===========         ===========
Net loss per common share         $     (0.59)        $     (0.72)        $     (0.26)
                                  ===========         ===========         ===========
Average shares outstanding         11,271,169          10,000,000          10,000,000
                                  ===========         ===========         ===========

The accompanying notes are an integral part of the financial statements.

CAREMATRIX CORPORATION

STATEMENTS OF CASH FLOWS
for the years ended December 31, 1996 and 1995 and the period from June 24, 1994 (Inception) to December 31, 1994

                                                                     Combined
                                     Consolidated      -------------------------------------
                                     ------------                            June 24, 1994
                                      Year Ended         Year Ended          (Inception) to
                                  December 31, 1996    December 31, 1995   December 31, 1994
                                  -----------------    -----------------   -----------------
Cash flows from operating
 activities:
 Net loss                           $(6,645,614)         $(7,206,243)         $(2,555,352)
 Noncash items included in
   net loss:
   Issuance of stock to
     employees                        1,200,000                    -                    -
   Minority interest in
     net losses                         (12,151)                   -                    -
   Depreciation of fixed assets         247,301                2,931                1,263
   Amortization of intangible
     assets                             325,790                    -                2,340
   Accretion of deferred rent
     liability                           10,240                    -                    -
   Accretion of bargain purchase
     option                              82,136                    -                    -
   Provision for write-down
     of assets and closure loss               -              894,872              757,095
   Changes in current assets         (5,247,599)            (509,252)            (328,535)
   Changes in current liabilities      (165,196)           1,467,225              127,056
   Changes in other assets                    -             (697,397)                   -
                                   ------------          -----------          -----------
   Net cash used by operating
    activities                      (10,205,093)          (6,047,864)          (1,996,133)
                                   ------------          -----------          -----------
Cash flows from investing
  activities:
   Additions to property and
     equipment                       (1,549,592)            (740,871)             (29,764)
   Net change in assets held
     for sale                          (288,583)                   -                    -
   Return of investment
     from Cornish                        80,000                    -                    -
   Change in other long-term
     assets                              27,125                    -                    -
   Increase in notes receivable      (1,057,813)                   -                    -
   Change in restricted cash            (97,251)                   -                    -
   Increase in lease acquisition
     costs                           (2,800,000)                   -                    -
   Acquisition, net of cash
     acquired                                 -                    -             (702,106)
   Cash acquired in merger              212,907                    -                    -
                                   ------------          -----------          -----------
   Net cash used by investing
     activities                      (5,473,207)            (740,871)            (731,870)
                                   ------------          -----------          -----------
Cash flows from financing
  activities:
   Advances of funds from
    stockholder                       9,613,923            6,931,590            2,729,791
   Redemption of preferred
    stock                            (1,400,000)                   -                    -
   Gross proceeds from
    secondary offering               93,750,000                    -                    -
   Secondary offering
    expenses                         (6,496,234)                   -                    -
   Exercise of stock options            138,000                    -                    -
   Repayments to stockholder        (21,700,000)                   -                    -
   Repayment of debt                   (405,672)                   -                    -
                                   ------------          -----------          -----------
   Net cash provided by
    financing activities             73,500,017            6,931,590            2,729,791
                                   ------------          -----------          -----------
Increase in cash and
  cash equivalents                   57,821,717              142,855                1,788
Cash and cash equivalents,
  beginning of period                   144,643                1,788                    -
                                   ------------          -----------          -----------
Cash and cash equivalents,
  end of period                    $ 57,966,360          $   144,643          $     1,788
                                   ============          ===========          ===========

The accompanying notes are an integral part of the financial statements.

CAREMATRIX CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) for the years ended December 31, 1996 and 1995 and the period from June 24, 1994 (Inception) to December 31, 1994


                                                                                  Preferred Stock
                                                                      ----------------------------------------------
                                              Common Stock                Series A                Series B
                                        ------------------------      -------------------    -----------------------
                                          Shares         Amount       Shares     Amount      Shares        Amount
                                        ----------     ---------      ------    ---------    ------      -----------
Balance - June 24, 1994 (Note 1)        10,000,000     $ 500,000
Net Loss
                                        ----------     ---------      ------    ---------    ------      -----------


Balance - December 31, 1994             10,000,000       500,000
Net loss
                                        ----------     ---------      ------    ---------    ------      -----------


Balance - December 31, 1995             10,000,000       500,000
Standish shares acquired upon
  merger (Note 1)                          740,747        37,037      27,000    $ 270,000      100       $ 1,400,000
Shares issued upon secondary
  offering, net                          6,250,000       312,500
Shares issued in connection
  with merger                              107,408         5,370
Cost of stock issued to employees
Redemption of preferred stock                                                                 (100)       (1,400,000)
Conversion of preferred stock                1,494            75      (2,000)     (20,000)
Exercise of stock options                   12,000           600
Net loss
                                        ----------     ---------      ------    ---------    ------      -----------


Balance - December 31, 1996             17,111,649     $ 855,582      25,000    $ 250,000       -        $    -
                                        ==========     =========      ======    =========    ======      ===========


                                          Additional
                                           Paid-in           Accumulated
                                           Capital              Deficit            Total
                                        -------------       -------------       ------------
Balance - June 24, 1994 (Note 1)        $    (500,000)
Net Loss                                                    $  (2,555,352)      $ (2,555,352)
                                        -------------       -------------       ------------

Balance - December 31, 1994                  (500,000)         (2,555,352)        (2,555,352)
Net loss                                                       (7,206,243)        (7,206,243)
                                        -------------       -------------       ------------

Balance - December 31, 1995                  (500,000)         (9,761,595)        (9,761,595)
Standish shares acquired upon
  merger (Note 1)                          15,543,963                             17,251,000
Shares issued upon secondary
  offering, net                            86,941,266                             87,253,766
Shares issued in connection
  with merger                                  (5,370)                                -
Cost of stock issued to employees           1,200,000                              1,200,000
Redemption of preferred stock                                                     (1,400,000)
Conversion of preferred stock                  19,925                                 -
Exercise of stock options                     137,400                                138,000
Net loss                                                       (6,645,614)        (6,645,614)
                                        -------------       -------------       ------------

Balance - December 31, 1996             $ 103,337,184       $ (16,407,209)      $ 88,035,557
                                        =============       =============       ============

The accompanying notes are an integral part of the financial statements.

                             CAREMATRIX CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


1. NATURE OF BUSINESS, ORGANIZATION AND PRESENTATION:

CareMatrix Corporation ("CareMatrix" or the "Company") develops, manages and operates assisted living facilities and various other health care facilities.

Prior to the merger described below, the Company consisted of a combination of business entities which were operated since their date of inception (June 24, 1994) under common control by Abraham D. Gosman ("Mr. Gosman"), principal stockholder of the
Company, directly or through trusts.

On October 4, 1996, twelve wholly owned subsidiaries of The Standish Care Company ("Standish") were merged into the business entities controlled by Mr. Gosman with the stockholders of the Company receiving approximately 92% (10,000,000 shares) of Standish common stock (the "Merger"). Following the Merger, Standish changed its name to CareMatrix Corporation. The Merger was accounted for as a reverse acquisition, whereby the Company was treated as the acquirer for accounting purposes. Accordingly, the financial history presented is that of the Company prior to the Merger. In conjunction with the Merger, the Company effected a one-for-five reverse stock split (the "Split") of the Company's common stock. Accordingly, all common stock data presented herein, including the retroactive restatement of the Company's historical capitalization has been adjusted to reflect this transaction and the Merger.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ESTIMATES USED IN PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for the collectibility of receivables and third party settlements, depreciation and amortization, recognition of revenue on development contracts, and contingencies.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less.

         RESTRICTED CASH

         Restricted cash is comprised primarily of security deposits received from residents at the assisted living facilities.

         REVENUE RECOGNITION

         Revenue from resident operations consists primarily of resident fees from the assisted living and other health care facilities. Resident fees are paid by residents for housing, health care and related services and are recognized in the period in which the Company provides the services. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined.

         Management fee revenues are recognized in the period in which the Company provides services. The Company normally receives fees based on a percentage of net revenues of the facilities managed (generally approximating 5%), and in some cases receives fixed fees over certain terms.

         Development fee revenues are recognized on the percentage of completion basis. The Company enters development agreements with both related and unrelated parties and the time required for fulfillment of obligations under these agreements in many cases exceeds one year.

                             CAREMATRIX CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         THIRD-PARTY REIMBURSEMENT

         For the years ended December 31, 1996 and 1995 and for the period from June 24, 1994 (inception) to December 31, 1994, approximately 59%, 46% and 16%, respectively, of the Company's operating revenue was derived primarily from the participation of the Company's nursing home and outpatient rehabilitation facility in Medicare and Medicaid programs. Medicare compensates the Company on a "cost reimbursement" basis. Medicaid compensates the Company for nursing services, patient care and administrative and routine services based on interim payments and re-indexed rate payments (final settlements) subject to ceilings. In addition to extensive existing governmental health care regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Legislative changes to federal or state reimbursement systems could adversely and retroactively affect recorded revenues.

         PROPERTY AND EQUIPMENT

         Additions are recorded at cost and depreciation is recorded principally by use of the straight-line method for buildings, improvements and equipment over their useful lives or, in the case of leasehold improvements, over the life of the lease, if shorter. Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized.

         GOODWILL

         Goodwill represents the excess of the acquisition cost over the fair market value of net assets acquired in purchase transactions and is being amortized over 25 years.

         INCOME TAXES

         Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).

         Prior to the Merger, the entities comprising the Company were S Corporations or partnerships; accordingly, liabilities for income taxes were the responsibility of the respective owners or partners. Provisions for income taxes and deferred tax assets and liabilities entities have not been reflected for the periods prior to the merger as there was no taxable income on a combined basis.

         LONG-LIVED ASSETS

         The Company periodically assesses the recoverability of long-lived assets, including property and equipment and intangibles, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

         NET LOSS PER COMMON SHARE

         Net loss per common share is calculated based on net loss divided by the weighted average number of common shares outstanding during the year. Fully diluted net loss per common share has not been presented as the amount would be anti-dilutive.

         During 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, "Earnings Per Share." This standard is designed to improve the Earnings Per Share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. The Company will implement the new standard in its fiscal year ending December 31, 1997. The impact of the implementation of this standard has not yet been determined.

                             CAREMATRIX CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         RECLASSIFICATIONS

         Certain 1995 and 1994 balances have been reclassified to conform with the 1996 presentation.

3. MERGERS AND ACQUISITIONS:

   In October 1996, the Company completed a merger with Standish (the Merger, see Note 1). The Company's shareholders received 10,000,000 shares of Standish common stock in exchange for all of the shares of the Company. The Company recorded approximately $26 million of goodwill related to the Merger.

   During November 1994, the Company purchased the assets of an outpatient rehabilitation facility in Atlanta, Georgia, for $702,106. In connection with the purchase, the Company also assumed the lease obligation for the facility for which the current lease term expires in August 1999. The acquisition was accounted for as a purchase and $566,312 of such purchase price was recorded as goodwill. For the period June 24, 1994 (inception) to December 31, 1994, the Company recorded a charge of $757,095 to write off impaired assets related to the acquisition. During 1995, the Company ceased operations at this outpatient rehabilitation facility and recorded a provision for such closure in the amount of $894,872 which approximated the remaining lease obligations.

4. ASSETS HELD FOR SALE:

   In connection with the Merger, the Company initiated a plan to dispose of certain of the acquired Standish facilities. The net assets associated with these facilities and the estimated costs to dispose of the facilities have been separately recorded on the balance sheet.

   The assets held for sale are comprised of two operating facilities containing 179 beds which were previously owned by Standish. The net assets include fixed assets and various other operating assets and current liabilities and long-term debt associated with the facilities. The Company estimated the fair market value of the facilities assuming an orderly disposal, less the costs to sell the facilities as well as an estimate of the results of the facilities' operations through the expected date of disposition. The Company expects to dispose of the facilities during 1997. During the year ended December 31, 1996, the facilities generated $190,984 of losses which have been excluded from the Company's consolidated statement of operations and accounted for as an adjustment to the carrying amount of the assets.

5. PROPERTY AND EQUIPMENT:

   Property and equipment consists of the following:

                         Estimated
                        Useful Life       Consolidated         Combined
                          (Years)      December 31, 1996  December 31, 1995
                          -------      -----------------  -----------------
   Land                                   $  745,904             $        -
   Buildings and
     improvements            30-32         6,239,673                      -
   Furniture and
     fixtures                  5-7         1,388,790                256,074
   Equipment                  3-10           220,275                 65,719
   Computer software             3           157,166                 11,568
   Leasehold improvements     4-20         1,001,436                399,587
                                          ----------             ----------

   Property and
     equipment, gross                      9,753,244                732,948
   Less accumulated
     depreciation                           (250,233)                (2,931)
                                          ----------             ----------
   Property and
     equipment, net                       $9,503,011             $  730,017
                                          ==========             ==========

Accumulated amortizaton for assets held under capitalized lease obligations totaled $59,405 at December 31, 1996.

                             CAREMATRIX CORPORATION

6. ACCRUED LIABILITIES:

   Accrued liabilities consist of the following:

                                      Consolidated           Combined
                                    -----------------       ----------
                                                 December 31,
                                    ----------------------------------
                                          1996                  1995
                                          ----                  ----
   Accrued consulting fees             $  718,325           $        -
   Accrued merger related costs         2,417,715                    -
   Accrued closure costs                  250,317              244,056
   Accrued rent                           309,318               88,542
   Other                                  869,828              103,580
                                       ----------           ----------

    Total accrued liabilities          $4,565,503           $  436,178
                                       ==========           ==========

The accrued closure costs are for the closure of an outpatient rehabilitation facility and represent the current portion of the remaining lease obligation. Closure costs in the amount of $388,409 and $650,816 of these amounts are classified as long-term liabilities at December 31, 1996 and 1995, respectively.

7. LONG-TERM DEBT:

Long-term debt at December 31, 1996 consisted of the following:

Facility mortgage payable with interest
equal to the bank base rate plus 1.75%
(10% at December 31, 1996), principal payable
monthly in varying amounts, all remaining
principal due April 1997, collateralized
by real estate                                                   $   734,968

Note payable at 9.5% interest, principal due April 1997            1,100,000

Other notes payable, interest rates
varying form 8.5% to 10%, due through April, 1998                    929,438

Convertible debentures with 8.5% interest due in
June 1998, convertible to common stock at
$20.80 per share                                                   2,000,000

Capital lease obligations for healthcare facilities                6,915,272
                                                                 -----------

Subtotal                                                          11,679,678

Less current maturities                                           (2,776,522)
                                                                 -----------

Long-term debt                                                   $ 8,903,156
                                                                 ===========

In conjunction with the Merger, the Company acquired convertible debentures which are convertible at the option of the holder, and, in certain cases at the election of the Company, into common stock at a price of $20.80 per share, subject to customary anti-dilution adjustments. The most restrictive covenant with respect to the convertible debentures is a cross default clause which allows the holder to accelerate the repayment of the debentures by declaring the unpaid principal balance and all accrued interest on the debentures due and payable immediately upon an event of default, as defined, under any other obligation of the Company which results in an acceleration of debt of $250,000 or more.

The most restrictive covenants with respect to the leases require the respective entities to maintain a debt coverage ratio of 1.25 to 1.0. In addition, the Company as guarantor of the lease payments is required to maintain consolidated net worth of at least $3,000,000.

At December 31, 1996, the maturities of the notes, convertible debenture and capital leases over the next five fiscal years are as follows:

  1997                                  $ 3,091,123
  1998                                    2,961,147
  1999                                      671,831
  2000                                      689,324
  2001                                      705,272
  Thereafter                              1,783,005
  Bargain purchase option                 3,513,198
  Less amounts representing interest     (1,735,222)
                                        -----------
    Subtotal                             11,679,678
    Less current maturities              (2,776,522)
                                        -----------
     Total long-term debt               $ 8,903,156
                                        ===========

Interest paid in the years ended December 31, 1996 and 1995 and the period from June 24, 1994 (inception) to December 31, 1994, was $1,690,422, $0 and $0, respectively.

                             CAREMATRIX CORPORATION

8. INCOME TAXES:

Deferred income taxes under the liability method required by FAS 109 reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if its is more likely than not that some portion of the deferred tax assets will not be realized.


The Company's deferred tax assets are comprised of the following at December 31, 1996:

Net operating loss carryforwards            $ 3,658,000
Other deferred tax assets                     2,001,000
Deferred tax asset valuation allowance       (5,659,000)
                                            -----------
                                            $         -
                                            ===========

The valuation allowance has been established since the use of the loss carryforwards and other deferred tax assets is uncertain. The loss carryforwards, other deferred tax assets and the related valuation allowance have increased by $5,659,000 as a result of operating losses for the year ended December 31, 1996, loss carryforwards acquired in the Merger and the recognition of a deferred tax asset upon the change in tax status of the Company.

The net operating loss carryforwards of $9,144,000 will expire from 2004 to 2011. In addition, utilization of the net operating loss carryforwards may be further impacted by Internal
Revenue Code Section 382, which limits the amount of loss carryforwards which may be used following an ownership change.

No income taxes have been paid by the Company for the periods presented.

9. EQUITY:

   COMMON STOCK

   In October 1996, the Company completed a secondary public offering of its Common Stock. The Company sold 6,250,000 shares of Common Stock at $15 per share, which resulted in net proceeds to the Company of approximately $87,254,000.

   STOCK OPTIONS

   In August 1996, the Company adopted a stock option plan for officers and employees to purchase up to 1,200,000 shares of its Common Stock. Options granted under the plan vest over a three year period and expire ten years after the date of the grant.

   Additionally, in connection with the Merger, the Company assumed all responsibilities with regard to former Standish stock options. Standish maintained two plans although no further options will be granted under those plans. The following is a summary of option activity:

                                            Shares            Exercise Price
                                            ------            --------------
Outstanding at December 31, 1995               -             $      -

Granted                                     533,400           10.00 - 15.00
Assumed in connection with the Merger       207,740           10.00 - 14.70
Exercised                                   (12,000)          10.00 - 11.90
                                            -------          --------------

Outstanding at December 31, 1996            729,140          $10.00 - 15.00
                                            =======

   Options to purchase 373,540 shares of Common Stock were exercisable at December 31, 1996 at a weighted average exercise price of $13.09. The number of shares available for the granting of options at December 31, 1996 was 666,600. The weighted average exercise price of options granted during the year was $12.09. At December 31, 1996, the weighted average exercise price and remaining contractual life of all outstanding options was $12.60 and 9.6 years, respectively.

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its options and warrants. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost for the Company's other stock options and warrants been determined based upon the fair value at the grant date consistent with the methodology prescribed under FAS 123, the Company's net loss and loss per share would have been increased by approximately $1,300,000, or $.12 per share. The fair value of the options granted during 1996 is estimated as $3,500,000 on the date of grant using the Black-Scholes valuation model with the following assumptions: volatility of 63%, risk-free interest rate of 6.06% and an expected life of 4.3 years.

                             CAREMATRIX CORPORATION

9. EQUITY, CONTINUED:

   WARRANTS

   In connection with the Merger, the Company assumed warrants issued by Standish. At December 31, 1996, there were 269,663 warrants to purchase shares of the Company's common stock outstanding with exercise prices ranging from $17.84 to $35.45. At December 31, 1996, all warrants were exercisable.

   SERIES A PREFERRED STOCK

   In connection with the Merger, the Company acquired the rights and obligations of the Series A Cumulative Convertible Preferred Stock issued by Standish prior to the Merger. The conversion price of the Convertible Preferred Stock at December 31, 1996 was $11.40. The Convertible Preferred Stock is redeemable by the Company at $10.00 per share, plus accrued but unpaid dividends, under certain circumstances.

   SERIES B PREFERRED STOCK

   Also acquired in connection with the Merger was Series B Convertible Preferred Stock. Prior to the Merger, Standish issued 100 shares of the $14,000 liquidation value preferred stock to Mr. Gosman in return for $1,400,000. Subsequent to the Common Stock offering described above, this stock was redeemed for $1,442,000 (including accrued dividends). No Series B Preferred Stock was outstanding at December 31, 1996.

10. COMMITMENTS AND CONTINGENCIES:

   COMMITMENTS

   The Company leases various office space and certain equipment pursuant to operating lease agreements. The Company also leases certain of its health care facilities. These leases are generally for periods between five and fifteen years plus renewal options.

   Future minimum lease commitments at December 31, 1996 consisted of the following:

         1997             $ 3,030,961
         1998               3,096,988
         1999               3,086,666
         2000               3,001,203
         2001               3,050,589
         Thereafter        18,436,999
                           ----------
                          $33,703,406
                          ===========

   CONTINGENCIES

   The Company is subject to complaints, claims and litigation which have risen in the normal course business. In addition, the Company is subject to compliance with laws and regulations of various governmental agencies. While no regulatory inquiries have been made at the Company, compliance with these laws and regulations is subject to future government review, interpretation or actions which are unknown and unasserted at this time.

11. RELATED PARTY TRANSACTIONS:

   As used herein, a "Chancellor Entity" is Chancellor Senior
   Housing Group, Inc. or a company in which Mr. Gosman and/or members of the Company's senior management and stockholders, have an ownership interest in excess of 90%.

   During the year ended December 31, 1996, the Company recognized $675,617 of development fees related to projects contracted with Chancellor Entities or joint ventures within which Chancellor Entities have certain interests. At December
   31, 1996, this amount was recorded as a receivable.

   During the year ended December 31, 1996, the Company recognized $263,293 of management fee revenues from certain
   Chancellor Entities. At December 31, 1996, this amount was recorded as a receivable.

   During 1996, the Company purchased certain assets for use in its corporate office and the rights to manage and lease two facilities from a Chancellor Entity for $5,100,000. The Company was also assigned the rights to certain development contracts and management agreements at no charge from certain Chancellor Entities.

                             CAREMATRIX CORPORATION

11. RELATED PARTY TRANSACTIONS, CONTINUED:

   For the years ended December 31, 1996 and 1995 and the period June 24, 1994 (inception) to December 31, 1994, Continuum Care of Massachusetts, Inc. whose principal stockholder is Mr. Gosman, provided management, general and administrative services to the Company. Fees for these services in the amount of $5,105,845, $4,335,655 and $1,638,220, respectively, have been included in the financial statements. Such fees are based on the discretion of Continuum Care of Massachusetts, Inc. and may not be indicative of what they would have been if the Company had performed these services internally or had contracted for such services with unaffiliated entities.

   Included in general and administrative expenses related-party is rent expense of $318,885, $311,639 and $193,600 for the years ended December 31, 1996 and 1995 and the period from June 24, 1994 (inception) to December 31, 1994, respectively, for the Company's principal office space in Needham, Massachusetts. The lessor of the office space is an entity principally owned by Mr. Gosman. In October 1996, the Company began leasing a health care facility from a Chancellor Entity.

   At December 31, 1995, the Company had borrowed $9,661,381 from Mr. Gosman. Interest on such outstanding indebtedness at the prime rate of interest during the years ended December 31, 1996 and 1995 and the period June 24, 1994 (inception) to December 31, 1994 was $874,876, $543,571 and $55,856,
   respectively. All principal and interest were repaid concurrent with the secondary stock offering.

12. SUPPLEMENTAL CASH FLOW INFORMATION:

   The Company acquired certain assets and liabilities of Standish in a non-cash transaction (the Merger). The assets and liabilities acquired had the following non-cash impact on the balance sheet:

         Current assets                       $  1,259,559
         Property, plant and equipment           7,470,703
         Goodwill and other long-term assets    24,647,913
         Current liabilities                    (6,122,684)
         Long-term debt                         (9,939,419)
         Other long-term liabilities            (1,465,072)

13. PRO FORMA RESULTS OF OPERATIONS (UNAUDITED):

     The following represents the unaudited pro forma results of operations as if the Company had completed its secondary stock offering and Standish was acquired January 1, 1996.

                                            1996
                                        ------------
         Net revenues                   $18,243,403
         Net loss                        (5,649,434)
         Net loss per common share      $      (.33)

     The pro forma information given above does not purport to be indicative of the results that actually would have been attained if these transactions had occurred on the date noted, and is not intended to be a projection of future results or trends.

CAREMATRIX CORPORATION
SCHEDULE II -  VALUATION AND QUALIFYING ACCOUNTS

                        Balance at     Charged to      Charged to               Balance at
                         beg. of       costs and         other                    end of
Description              period         expenses        accounts   Deductions     period
------------------------------------------------------------------------------------------
Balance at 12/31/94      $      -       $ 36,700       $      -       $-        $   36,700

Allowance for
  doubtful accounts        36,700        211,006              -        -           247,706
                         -----------------------------------------------------------------
Balance at 12/31/95       247,706              -              -        -           247,706

Allowance for
  doubtful accounts       247,706         62,729        756,657        -         1,067,092
                         -----------------------------------------------------------------
Balance at 12/31/96      $247,706       $ 62,729       $756,657(A)    $0        $1,067,092
                         =================================================================

(A) This balance is primarily due to the acquisition of Standish Care Company.

           Exhibits. The following is a list of exhibits which are incorporated as part of the Registration Statement by reference.

Exhibit         Description
-------         -----------

2.01 Lease/Purchase Agreement dated as of July 1, 1992 by and among Mark V. Barrow, M.D. and Mary B. Barrow, Victoria Enterprises, Inc., and Bailey Retirement Center, Inc. (12)

2.02 Purchase and Sale Agreement dated as of February 24, 1992 between the Registrant and Life Prime, Inc., relating to purchase by the Registrant of assets comprising Heritage Word, Heritage Place and Heritage Common communities (2)

2.03 Asset Transfer Agreement dated February 24, 1994 by and between Chapman and Cood Enterprises and the Registrant, related to Statesville Village, Statesville, North Carolina (5)

2.04 Asset Transfer Agreement dated February 24, 1994 by and between C-M Villas and the Registrant, related to Yadkin Village, Yadkinville, North Carolina (5)

2.05 Asset Transfer Agreement dated February 24, 1994 by and between Jerry R. Chapman and the Registrant, related to Catawba House, Newton, North Carolina (5)

2.06 Lease Agreement dated July 26, 1994, James Post and Elizabeth Bass Horton-Post, as landlord and Bailey Retirement Center, Inc., as tenant for property in Gainesville, Florida, known as Bailey Homes Suites (13)

2.07 Asset Purchase Agreement dated January 12, 1995 by and among Sunny Knoll Retirement Home, Inc., Donna Holden and Peter Holden, and the Registrant (with exhibits and schedules attached thereto) (7)

2.08 Amendment and Restatement of Asset Purchase Agreement dated as of May 1, 1995 by and among Sunny Knoll Retirement Home, Inc., Donna Holden and Peter Holden, Benjamin Bartley, L.L.C. and the Registrant and Lake Region Villages, L.L.C. (with exhibits and schedules attached thereto) (7)

2.09 Agreement and Plan of Merger dated as July 3, 1996 by and among the Registrant, 12 subsidiaries thereof and the CareMatrix Affiliates (with certain exhibits and schedules attached thereto) (14)

2.10 Agreement and Plan of Merger by and among AMA New Jersey Development, Inc., Standish Acquisition 12, Inc. and Registrant
                (15)

3.01            Restated Certificate of Incorporation of the Registrant (1)

3.02 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant filed August 23, 1993 (2)

3.03            Certificate of Designations of the Registrant filed on August
                31, 1993 (2)

3.04            Certificate of Correction of the Registrant filed on September
                1, 1993 (2)

3.05 Certificate of Amendment to Restated Certificate of Incorporation of the Registration filed June 8, 1994 (13)

3.06 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant filed June 30, 1995 (13)

3.07 Certificate of Retirement and Prohibition of Reissuance of Shares of the Registrant filed July 28, 1995 (13)

3.08            Certificate of Designations of the Registrant filed July 30,
                1996 (14)

3.09 Certificate of Amendment to Restated Certificate of Incorporation filed on October 3, 1996 (15)

3.10 Certificate of Amendment of Restated Certificate of Incorporation filed on October 14, 1996 (15)

3.11            By-laws of the Registrant, as amended through December 9, 1996
                (*)

10.01 Lease Agreement dated as of November 10, 1993, between Health Care REIT, Inc. and Dominion Villages Inc. (6)

10.02 Lease Guaranty by the Registrant to Health Care REIT, Inc. dated November 10, 1993, related to the obligations of Dominion Villages, Inc. under its Lease Agreement (6)

10.03 Lease Agreement dated February 11, 1994 between Health Care REIT, Inc. and Lowry Village Limited Partnership (6)

10.04 Lease Guaranty by the Registrant to Health Care REIT, Inc., dated February 11, 1994, related to the obligations of Lowry Village Limited Partnership under its Lease Agreement (6)

10.05 Management Agreement dated January 1, 1994, by and between Lowry Village Limited Partnership and the Registrant (6)

10.06 Lease Agreement dated as of March 2, 1994, between Health Care REIT, Inc. and Piedmont Villages, Inc. (6)

10.07 Lease Guaranty by the Registrant to Health Care REIT, Inc. dated March 1, 1994, related to the obligations of Piedmont Villages, Inc. under its Lease Agreement (6)

10.08 Commitment Letter dated October 5, 1993, between Health Care REIT, Inc., a corporate wholly owned subsidiary to be formed by Registrant, as amended March 31, 1995 (13)

10.09 Warrants dated November 9, 1993, January 13, 1994, February 4, 1994, March 1, 1994, May 25, 1995 and June 28, 1995 to purchase an aggregate of 35,833 shares of the Registrant's Common Stock issued to Health Care REIT, Inc. (13)

10.10 Adams Square Limited Partnership First Amended and Restated Limited Partnership Agreement dated as of January 31, 1994 (with certain exhibits attached) (13)

10.11           Operating Agreement of Lakes Region Villages L.L.C. dated May 1,
                1995 (13)

10.12 Second Amended and Restated Employment Agreement dated as of July 1, 1995 between the Registrant and Michael J. Doyle (13)

10.13 First Amendment to Second Amended and Restated Employment Agreement dated as of March 1, 1996 between the Registrant and Michael J. Doyle (13)

10.14 Form of Third Amended and Restated Employment Agreement between the Registrant and Michael J. Doyle which was executed on October 4, 1996 (14)

10.15 New Employment Agreement dated as of December 1, 1995 between the Registrant and Michael J. Brenan (13)

10.16 First Amendment to New Employment Agreement dated as of March 1, 1996 between the Registrant and Michael J. Brenan (13)

10.17 Termination Agreement dated as of August 15, 1996 between the Registrant and Michael J. Brenan (14)

10.18 Employment Agreement dated as of July 1, 1995 between the Registrant and Kenneth M. Miles (13)

10.19 First Amendment to Employment Agreement dated as of March 1, 1996 between the Registrant and Kenneth M. Miles (13)

10.20 Form of Amended and Restated Employment Agreement between the Registrant and Kenneth M. Miles which was executed on October 4, 1996 (14)

10.21 Early Retirement and Non-Competition Agreement dated as of December 29, 1995, between the Registrant and C. Joel Glovsky, relating to early retirement, consulting services, non-complete covenants and related matters (11)

10.22           Restated 1991 Combination Stock Option Plan of the Registrant
                (8)

10.23 Amendment to the Registrant's Restated 1991 Combination Stock Option Plan (2)

10.24 Amendment No. 2 to Registrant's Restated 1991 Combination Stock Option Plan (13)

10.25 Amendment No. 3 to Registrant's Restated 1991 Combination Stock Option Plan (13)

10.26 Amendment No. 4 to Registrant's Restated 1991 Combination Stock Option Plan (13)

10.27 1995 Non-Qualified Stock Option Plan for Non-Employee Directors ("1995 Non- Employee Directors' Plan") (13)

10.28           1996 Equity Incentive Plan (15)

10.29 Warrants dated May 26, 1993 to purchase an aggregate of 15,000 shares of the Registrant's Common Stock granted to Robert W. DeVore at a price of $4.50 per share (13)

10.30 Form of Stock Option Exchange Agreements dated as of February 28, 1995 between the Registrant and each of Michael J. Doyle, C. Joel Glovsky, Marshall S. Sterman, Robert W. DeVore, Jeffrey R. Rayport, Kenneth M. Miles, Christopher W. Hollister and Faye Godwin relating to repricing of stock options (13)

10.31           Stock Option Agreement between the Registrant and Michael J.
                Doyle dated February 28, 1995 for 50,000 shares of stock at a price of $2.00 per share (13)

10.32           Stock Option Agreement between the Registrant and Marshall S.
                Sterman dated February 28, 1995 for 15,000 shares of stock at a price of $2.00 per share (13)

10.33           Stock Option Agreement between the Registrant and Kenneth M.
                Miles dated February 28, 1995 for 4,500 shares of stock at $2.00 per share (13)

10.34           Stock Option Agreement between the Registrant and Kenneth M.
                Miles dated February 28, 1995 for 15,000 shares of stock at $2.00 per share (13)

10.35           Stock Option Agreement between the Registrant and Robert W.
                DeVore dated February 28, 1995 for 15,000 shares of stock at $2.00 per share (13)

10.36           Stock Option Agreement between and the Registrant and Marshall
                S. Sterman, dated as of June 23, 1995, for 6,000 shares of common stock at a price of $2.28 per share, under the 1995 Non-Employee Directors' Plan (13)

10.37           Stock Option Agreement between the Registrant and Robert W.
                DeVore, dated as of June 23, 1995, for 6,000 shares of the Registrant's Common Stock at a purchase price of $2.28 per share, under the 1995 Non-Employee Directors' Plan (13)

10.38           Stock Option Agreement between the Registrant and Michael J.
                Doyle dated as of July 1, 1995, for 50,000 shares of stock at a price of $2.38 a share (13)

10.39           Stock Option Agreement between the Registrant and Kenneth M.
                Miles dated as of July 1, 1995, for 35,000 shares of stock at a price of $2.38 a share (13)

10.40           Stock Option Agreement between the Registrant and Michael J.
                Brenan dated as of July 1, 1995 for 45,000 shares of stock at a price of $2.38 a share (13)

10.41 Form of Amended and Restated Stock Option Agreement between the Registrant and Michael J. Doyle dated as of June 28, 1996 for 50,000 shares of the Registrant's Common Stock at a price of $2.94 a share (14)

10.42 Form of Amended and Restated Stock Option Agreement between the Registrant and Kenneth M. Miles dated as of June 28, 1996 for 25,000 shares of the Registrant's Common Stock at a price of $2.94 a share (14)

10.43 Gain Participation Agreement between the Registrant and certain limited partners of Lakeview Estates of Sandestin, L.P. dated October 30, 1991 (3)

10.44 Purchase Agreement dated as of January 28, 1993 between the Registrant and Manold Company as representative and agent for the "Purchasers" listed therein, relating to sale by the Registrant of subordinated bonds on Senior Lifestyles, Inc. projects, 50,000 shares of the Registrant's Common Stock and Stock Purchase Warrants to purchase an aggregate of 50,000 shares of the Registrant's Common Stock (4)

10.45 Form of Stock Purchase Warrants dated as of January 28, 1993, numbered 1 to 10, inclusive, to purchase an aggregate of 50,000 shares of the Registrant's Common Stock, issued to the "Purchasers" under the Purchase Agreement (Exhibit 10.52) (4)

10.46 Form of Agreement dated as of March 21, 1996, by and between the Registrant and Manold, as representative and agent for the "Purchasers" listed therein, relating to the exchange of Bonds issued on behalf of Senior Lifestyles, Inc. and registered in the name of the Registrant in exchange for cash and subordinate bonds issued by the York County Industrial Development Authority on behalf of Northwood Retirement Community, Inc. (13)

10.47 Management Agreement between the Registrant and Northwood Retirement Community, Inc., dated March 20, 1996, for the management of Fox Ridge Manor, in York County, Pennsylvania (13)

10.48 Revolving Loan and Security Agreement between the Registrant and Northwood Retirement Community, Inc. dated as of March 21, 1996
                (13)

10.49 $150,000 Promissory Note from Northwood Retirement Community, Inc. to the order of the Registrant dated as of March 21, 1996
                (13)

10.50 Subordinated Trust Indenture between the Northwood Retirement Community, Inc. and First Valley Bank, as Subordinated Trustee dated as of March 21, 1996 (13)

10.51 Mortgage from the York County Industrial Development Authority to First Valley Bank, as Subordinated Trustee dated as of March 21, 1996 (13)

10.52 Form of Pledge, Security, Escrow and Subordination Agreement between the Registrant and The Manold Company dated as of March 21, 1996 (13)

10.53 Management Agreement dated July 6, 1995 by and between Cortland House and the Registrant for the management of Cortland House, Leominster, MA (13)

10.54 Management Agreement dated as of March 1, 1995 by and between CJK Enterprises and the Registrant for the management of Cadbury Commons, Dorchester, MA (13)

10.55 Limited Partnership Agreement of Standish Oaktree Limited Partnership dated as of April 30, 1993, by and among Stan/Oak Development Corp., Oaktree, Inc. and CJK Enterprises Limited Partnership (2)

10.56 Agreement of Limited Partnership of Cornish Realty Associates, L.P., bearing an unspecified date in 1993, by and among Cornish Realty, Inc., as general partner, and the Registrant and other persons executing the Agreement from time to time, as limited partners (2)

10.57 Purchase Agreement dated as of March 23, 1996, by and among the Registrant, as Seller, Cornish Realty Associates, L.P., Laurelmead Cooperative, Laurelmead Nursing Center L.L.C., James
                J. Skeffington and Arnold B. Chace, Jr., relating to the sale by the Registrant of the Registrant's limited partnership interest in Cornish Realty Associates, L.P. (13)

10.58 Amended and Restated Development Agency Agreement, dated as of April 30, 1993, by and among Oaktree, Inc., Arthur A. Klipfel, III, The Standish Oaktree Partnership, L.P. and the Registrant
                (2)

10.59           Agreement dated May 5, 1993, between the Registrant, Tyler R.
                Ruhlman, d/b/a Central Capital, and Mayflower Partners, Inc., relating to a consulting fee payable in connection with the purchase by the Registrant of the Virginia Chain (2)

10.60 Management Agreement and Marketing Services Agreement between Adams Square Limited Partnership and the Registrant dated January 29, 1994 (6)

10.61 Development Services and Reimbursement Agreement between Adams Square Limited Partnership and Stan/Oak Development Corp., dated January 31, 1994 (6)

10.62           $127,000 Demand Note from the Registrant to Adams Square, Inc.
                dated January 31, 1994 (6)

10.63 Unconditional Guaranty from the Registrant to SAI Mortgage Group, Inc., dated February 25, 1994 (6)

10.64 Management and Marketing Agreement between Cornish Realty Associates, L.P., Laurelmead Cooperative and the Registrant dated October, 1993 (6)

10.65 First Amendment to Management and Marketing Agreement between Cornish Realty Associates, L.P., Laurelmead Cooperative and the Registrant, dated March 23, 1993 (6)

10.66 Laurelmead Resignation Agreement dated February 23, 1996, among the Registrant, Cornish Realty Associates, L.P. and Laurelmead Cooperative (13)

10.67           $1,000,000 Promissory Note from Bailey Retirement Center, Inc.
                and the Registrant to First Union National Bank of Florida dated January 26, 1994 (6)

10.68 Mortgage from Bailey Retirement Center, Inc. and the Registrant to First Union National Bank of Florida dated January 26, 1994
                (13)

10.69 $100,000 Promissory Note from Bailey Retirement Center, Inc. to Mark V. Barrow, M.D. and Mary B. Barrow, dated January 26, 1994
                (13)

10.70 Mortgage from Bailey Retirement Center, Inc. to Mark V. Barrow, M.D. and Mary B. Barrow, dated January 26, 1994 (13)

10.71 Form of $150,000 Promissory Note from Bailey Retirement Center, Inc. and the Registrant to First Union National Bank of Florida dated December 2, 1994 (13)

10.72 Mortgage from Bailey Retirement Center, Inc. and the Registrant to First Union National Bank of Florida dated December 2, 1994
                (13)

10.73 Convertible Debenture Agreement between the Registrant and Columbia Pacific Group, Inc. dated June 10, 1994 (9)

10.74 Form of Convertible Debenture issued in accordance with the Assisted Living of America, Inc. n/k/a Emeritus Corp. working capital credit facility (Exhibit 10.81) (9)

10.75 Warrant dated June 10, 1994 to purchase an aggregate of 50,000 shares of the Registrant's Common Stock issued to Assisted Living of America, Inc. n/k/a Emeritus Corp. (9)

10.76 Warrant Dated June 10, 1994 to purchase an aggregate of 50,000 shares of the Registrant's Common Stock issued to Daniel R. Baty
                (9)

10.77 Registration Rights Agreement dated June 10, 1994 between the Registrant, Columbia Pacific Group, Inc. and Daniel R. Baty (9)

10.78 Advisory Agreement between the Registrant and Daniel R. Baty dated as of June 10, 1994 (9)

10.79           Management Agreement dated June 29, 1995 between Emeritus Corp.
                and the Registrant, for the management of Woodholme Commons in Pikesville, MD (13)

10.80 Management Agreement dated June 9, 1995 by and between Emeritus Corp. and the Registrant for the management of The Pines of Tewskbury, Tewksbury, MA (13)

10.81 Asset Purchase Agreement dated as of July 28, 1995 by and among Painted Post Partnership, Allentown Personal Care General Partnership, Unity Partnership and Saulsbury General Partnership, each of the partners of such partnerships, P. Jules Patt, as the managing general partner of each of the foregoing named general partnerships and individually, and the Registrant relating to the Green Meadows Acquisition (13)

10.82 Assignment and Assumption Agreement dated August 31, 1995, by and between the Registrant and Emeritus Corp., relating to the assignment of the Registrant's rights and obligations as purchaser under the Asset Purchase Agreement dated as of July 28, 1995 with a group of partnerships, as seller (10)

10.83 Stock Purchase Warrant dated February 13, 1992 to purchase an aggregate of 67,000 shares of the Registrant's Common Stock issued to J. Edmund & Co. (3)

10.84 Underwriter's Warrant Agreement dated as of August 31, 1993 issued to RAS Securities corp. (2)

10.85 Warrants dated June 10, 1994 to purchase an aggregate of 32,500 shares of Registrant's Common Stock issued to RAS Securities Corp. (13)

10.86 Draft of Warrants dated September 29, 1994, to purchase an aggregate of 37,500 Common Shares issued to The Equity Group, Inc. (13)

10.87 Warrants dated January 15, 1995 to purchase an aggregate of 30,000 shares of Registrant's Common Stock issued to Neil Berkman Associates (13)

10.88           Form of Indemnification Agreement for officers and directors (3)

10.89 Confidentiality Agreements dated May 20 and May 22, 1996 exchanged between the Registrant and a certain CareMatrix Affiliate (14)

10.90 Preferred Stock Purchase Agreement dated as of July 30, 1996 between the Registrant and Abraham D. Gosman (14)

10.91 Warrants dated July 30, 1996 to purchase an aggregate of 400,000 shares of the Registrant's Common Stock issued to Abraham D. Gosman (14)

10.92           First Amendment to Warrant dated as of July 30, 1996 (15)

10.93 Registration Rights Agreement dated as of July 30, 1996 between the Registrant and Abraham D. Gosman (14)

10.94 Employment Agreement dated July 29, 1996 by and between CareMatrix of Massachusetts, Inc. and Marc H. Benson (15)

10.95           Lease Agreement concerning 197 First Avenue office space (15)

10.96 Assignment Agreement dated July 3, 1996 by and between CareMatrix of Massachusetts, Inc. ("CMM") and Chancellor of Massachusetts, Inc. (Tampa, Florida) (15)

10.97 Assignment Agreement dated July 3, 1996 by and between CMM and Chancellor of Massachusetts, Inc. (Atlanta, Georgia) (15)

10.98 Assignment Agreement dated July 3, 1996 by and between CMM and Chancellor of Massachusetts, Inc. (Boynton Beach, Florida) (15)

10.99 Management Agreement, dated as of June 30, 1996, between CMM and Continuum Care of Dedham, Inc. (Dedham, Massachusetts) (15)

10.100 Management Agreement, dated as of July 1996, between CMM and Continuum Care of Needham, Inc. (Needham, Massachusetts) (15)

10.101 Assignment Agreement, dated as of June 6, 1996, between CMM and Continuum Care of West Bridgewater, Inc. (West Bridgewater, Massachusetts) (15)

10.102 Assignment Agreement, dated as of June 6, 1996, between CMM and Continuum Care of Massachusetts, Inc. (Auburn, Massachusetts)
                (15)

10.103 Assignment Agreement, dated as of June 6, 1996, between CMM and Continuum Care of Massachusetts, Inc. (Plymouth, Massachusetts)
                (15)

10.104 Assignment Agreement, dated June 6, 1996, between CMM and Continuum Care of Massachusetts, Inc. (Raynham, Massachusetts)
                (15)

10.105 Development Agreement, dated September 1, 1996, between CareMatrix of Cypress Station, Inc. and Chancellor of Houston, Inc. (Houston, Texas) (15)

10.106 Assignment Agreement, dated July 3, 1996, by and among AMA Funding Corporation, CareMatrix of Massachusetts, Inc., and Chancellor of Massachusetts, Inc. (Peoria, Arizona) (15)

10.107 Turnkey Construction Agreement, dated August 14, 1996, by and among CMM, Atlantic on the Hudson, LLC and Cambridge House Associates General Partnership (Ossining, New York) (15)

10.108 Management Agreement, dated October 3, 1996, among CMM and The Mayfair at Glen Cove, LLC and Hassett-Belfer Senior Housing, LLC. (Glen Cove, New York) (15)

10.109 Development Agreement, dated March 8, 1996, between CareMatrix of Emerald Springs Inc./Netwest of Yuma, Inc. and Emerald Springs Associates General Partnership (Yuma, Arizona) (15)

10.110 Development Agreement, dated August 28, 1996, between CareMatrix of Amethyst Arbor, Inc./Netwest Development Corporation and Amethyst Arbor Associates General Partnership (Peoria, Arizona)
                (15)

10.111 Assignment Agreement, dated as of June 6, 1996 between CCC of Connecticut, Inc. and CareMatrix of Massachusetts, Inc. (Westfield Court, Connecticut) (15)

10.112 Assignment Agreement, dated July 3, 1996, by and between Chancellor of Houston, Inc. and CareMatrix of Massachusetts, Inc. (Houston, Texas) (15)

10.113 Assignment Agreement, dated July 3, 1996, by and between Continuum Care of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Ridgefield, Connecticut) (15)

10.114 Assignment Agreement, dated June 6, 1996, by and between CCC of Florida, Inc. and CareMatrix of Massachusetts, Inc. (Millbury, Massachusetts) (15)

10.115 Assignment Agreement, dated July 3, 1996, by and among AMA Funding Corporation, CareMatrix of Massachusetts, Inc., and Chancellor of Massachusetts, Inc. (Tucson, Arizona) (15)

10.116 Management Agreement, dated August 14, 1996, by and among CMM and Cambridge House Associates General Partnership (Ossining, New York) (15)

10.117 Assignment Agreement, dated July 3, 1996, by and between CarePlex of Southington, Inc., and Chancellor of Massachusetts, Inc. (Southington, Connecticut) (15)

10.118 Assignment Agreement, dated July 3, 1996, by and among The CarePlex Group, Inc., CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Deerfield Beach, Florida)
                (15)

10.119 Development Agreement, dated April 18, 1996, by and between Cheshire Care, LLC and CareMatrix Corporation (Cheshire, Connecticut) (15)

10.120 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Atlanta, Georgia) (15)

10.121 Purchase and Sale Agreement, dated May 1996, between CMM (f/k/a CareMatrix Corporation) and Ensign-Bickford Realty Corporation (Avon, Connecticut) (15)

10.122 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Macon, Georgia) (15)

10.123 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Durham, North Carolina) (15)

10.124 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Livingston, New Jersey) (15)

10.125 Assignment and Assumption of Management Agreement, dated July 3, 1996, by and between CCC of New Jersey, Inc. and CareMatrix of Massachusetts, Inc. (Park Ridge, New Jersey) (15)

10.126 Agreement, dated July 3, 1996, by and between CCC of New Jersey, Inc. and CareMatrix of Massachusetts, Inc. (15)

10.127 Development Agreement, dated April 18, 1996, by and between Woodbridge Care, LLC and CareMatrix Corporation (15)

10.128 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc., and Chancellor of Massachusetts, Inc. (Glen Cove, NY; Roslyn, NY; Great Neck, NY; Wallingford, CT) (15)

10.129 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Bonita Springs, Florida) (15)

10.130 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Jensen Beach, Florida) (15)

10.131 Assignment Agreement, dated July 3, 1996, by and between CareMatrix of Stony Brook, Inc. and CareMatrix of Massachusetts, Inc. (Darien, Connecticut) (15)

10.132 Agreement of Sale, dated September 6, 1996, by and between Reston Land Corporation and CMM (Reston, Virginia) (15)

10.133 Deposit Receipt and Sales Agreement, dated September 5, 1996, between Bonita Bay Properties, Inc. and CMM (Bonita Bay, Florida) (15)

10.134 Global Services Agreement, dated September 1, 1996, between Chancellor Senior Housing Group, Inc. and CMM (15)

10.135 Master Agreement, dated effective December 31, 1996, between Registrant and North Shore Health System (excluding exhibits) (*)

10.136 Management Agreement, dated as of December 20, 1996, between CareMatrix of Massachusetts, Inc. and Brazilian Court, Inc. (*)

10.137 Facility Lease, dated as of December 16, 1996, between The Annapolitan Care Center, Inc. and CareMatrix of Annapolis, Inc. (*)

10.138 First Amendment to Facility Lease, dated as of December 15, 1996, between The Annapolitan Care Center, Inc. and CareMatrix of Annapolis, Inc. (*)

10.139 Office Lease, dated as of December 31, 1996, between Continuum Care of Dedham, Inc. and Registrant (*)

10.140 Guaranty Agreement, dated November 25, 1996, between Registrant and Sylvan Manor Health Care Center Limited Partnership (*)

21.01           Subsidiaries of the Company (*)

23.01           Consent of Coopers & Lybrand, L.L.P. (*)

27.01           Financial Data Schedule (*)

----------
*Filed herewith


(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-18 (No. 33- 43187-B)

(2) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33- 64720)

(3) Filed as an Exhibit to the Registrant's Registration Statement on Form S-18 (No. 33- 44966-B)

(4) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992

(5) Filed as an Exhibit to the Registrant's Report on Form 8-K dated March 10, 1994

(6) Filed as an Exhibit to the Registrant's Report on Form 10-K dated for the fiscal year ended December 31, 1993

(7)             Filed as an Exhibit to the Registrant's Report on Form 8-K dated
                May 4, 1995

(8) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991

(9) Filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994

(10) Filed as an Exhibit to the Registrant's Report on Form 8-K dated October 5, 1995

(11) Filed as an Exhibit to the Registrant's Report on Form 8-K dated January 3, 1996

(12) Filed as an Exhibit to the Registrant's Report on Form 8-K dated July 20, 1992

(13) Filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995

(14) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333- 5364)

(15) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-11455)

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAREMATRIX CORPORATION



                                          By: /s/ Robert M. Kaufman
                                              ------------------------------
                                                 Robert M. Kaufman
                                                 President

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature                         Title                              Date


/s/ Robert M. Kaufman             Robert M. Kaufman             March 28, 1997
-----------------------------     President and Treasurer
Robert M. Kaufman                 (Principal Executive
                                  Officer and Principal
                                  Accounting Officer)



/s/ Abraham D. Gosman             Abraham D. Gosman             March 28, 1997
----------------------------      Chairman and Director
Abraham D. Gosman


/s/ Andrew D. Gosman              Andrew D. Gosman              March 28, 1997
----------------------------      Vice Chairman and
Andrew D. Gosman                  Director


/s/ Michael M. Gosman             Michael M. Gosman             March 28, 1997
----------------------------      Executive Vice
Michael M. Gosman                 President and Director


/s/ Michael J. Doyle              Michael J. Doyle              March 28, 1997
----------------------------      Chief Executive
Michael J. Doyle                  Officer and Director

                                  Donald J. Amaral              March   , 1997
----------------------------      Director



                                  H. Loy Anderson, Jr.          March   , 1997
----------------------------      Director



/s/ Bedros Baharian               Rev. Bedros Baharian          March 28, 1997
----------------------------      Director
Bedros Baharian

/s/ Stephen E. Ronai              Stephen E. Ronai              March 28, 1997
----------------------------      Director
Stephen E. Ronai