Form 10-K/A
period 1996-12-31
CAREMATRIX CORP
filed 1997-04-14
CIK 879969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K/A


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.


[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from __________ to ________.


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


            In addition, the Company granted stock options (i) on June 3, 1996 and October 4, 1996, to two individuals to purchase an aggregate of 150,000 shares of Common Stock at an exercise price per share of $14.70 pursuant to the Restated 1991 Combination Stock Option Plan (the "1991 Plan"), and (ii) on October 3, 1996, to three individuals to purchase an aggregate of 3,600 of Common Stock at an exercise price per share of $21.25 pursuant to the 1995 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1995 Plan"), and (iii) on November 27, 1996, to 30 individuals to purchase an aggregate of 57,400 shares of Common Stock at an exercise price per share of $15.00 pursuant to the 1996 Equity Incentive Plan. The Company granted replacement options to optionholders of the CareMatrix Affiliates on October 4, 1996, to 14 individuals to purchase an aggregate of 273,000 shares of Common Stock at an exercise price per share of $10.00, to 59 individuals to purchase an aggregate of 190,500 shares at an exercise price per share of $15.00 and to one individual to purchase an aggregate of 12,500 shares at an exercise price per share of $.05, all pursuant to the 1996 Equity Incentive Plan. On June 24, December 3 and December 9, 1996, options previously granted under the 1991 Plan were exercised for 3,500, 6,600 and 3,000 shares of unregistered Common Stock, respectively. On December 9, 1996, options previously granted under the 1995 Plan were exercised for 2,400 shares of unregistered Common Stock.


            The securities issued in the foregoing transactions were not registered under the Securities Act in reliance upon the exemptions from registration set forth in Sections 3(b) and/or 4(2) of the Securities Act.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf as of April 10, 1997 by the undersigned, thereunto duly authorized.

                                          CAREMATRIX CORPORATION



                                          By: /s/ Robert M. Kaufman
                                              ------------------------------
                                                 Robert M. Kaufman
                                                 President