Form 10-Q
period 1997-03-31
CAREMATRIX CORP
filed 1997-05-14
CIK 879969

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the quarterly period ended March 31, 1997

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the transition period from _______ to _______
         .

                         Commission File Number: 0-19815
                                                 -------

                             CAREMATRIX CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                          04-3069586
   ----------------------------                           ----------------
   (State of other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                       Identification No.)

                  197 First Avenue, Needham, MA            02194
               ----------------------------------------  ---------
               (Address of principal executive offices) (Zip Code)


                                 (617) 433-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                      Outstanding at May 2, 1997
           -----                                      --------------------------
Common Stock, $.05 par value                             17,110,022  shares

                             CAREMATRIX CORPORATION


                                Table of Contents


                         PART I - FINANCIAL INFORMATION


                                                                       Page
FINANCIAL STATEMENTS                                                   ----

  Consolidated Balance Sheets as of March 31, 1997
       and December 31, 1996                                            3

  Statements of Operations for the quarters ended
       March 31, 1997 and March 31, 1996                                4

  Statements of Cash Flows for the quarters ended
       March 31, 1997 and March 31, 1996                                5

  Notes to Consolidated Financial Statements                            6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                     8



                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS                                            11

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                             11

CAREMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)
as of March 31, 1997 and December 31, 1996

                                                            March 31, 1997   December 31, 1996
                                                            --------------   -----------------
ASSETS
-------
   Current assets:
      Cash and cash equivalents                               $ 54,371,495      $ 57,966,360
      Restricted cash                                            1,625,879           836,745
      Receivables:
         Accounts receivable, net                                6,343,092         3,959,233
         Accounts receivable-related party                       2,479,085           938,910
         Other receivables                                         316,113           309,613
      Prepaid expenses and other current assets                  1,539,877         1,772,995
      Assets held for sale                                         901,845           576,573
                                                              ------------      ------------
              Total current assets                              67,577,386        66,360,429

   Lease acquisition costs, net                                  4,500,277         2,753,332
   Property and equipment, net                                   9,567,555         9,503,011
   Due from stockholder                                               --             356,740
   Deposits and other assets                                     3,356,211         3,129,974
   Goodwill, net                                                25,701,945        25,961,658
                                                              ------------      ------------
              Total assets                                    $110,703,374      $108,065,144
                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  Current liabilities:
      Current portion of long-term debt                       $  2,620,552        $2,776,522
      Accounts payable                                             902,212         1,346,140
      Accrued compensation                                         634,518           693,120
      Accrued liabilities                                        5,025,218         4,565,503
      Other current liabilities                                  1,668,271           539,265
                                                              ------------      ------------
            Total current liabilities                           10,850,771         9,920,550

   Long-term debt                                                8,911,221         8,903,156
   Due to stockholder                                            1,382,874              --
   Other long-term liabilities                                     656,895         1,152,960
   Minority interest                                                53,355            52,921
   Commitments and contingencies                                        --                --

   Stockholders' equity                                         88,848,258        88,035,557
                                                              ------------      ------------
        Total liabilities and stockholders' equity            $110,703,374      $108,065,144
                                                              ============      ============

The accompanying notes are an integral part of the financial statements.

CAREMATRIX CORPORATION
STATEMENTS OF OPERATIONS
for the quarters ended March 31, 1997 and March 31, 1996

                                                                        Consolidated          Combined
                                                                       --------------       --------------
                                                                       Quarter Ended        Quarter Ended
                                                                       March 31, 1997       March 31, 1996
                                                                       --------------       --------------
Revenue:
   Resident operations                                                  $  9,455,101          $ 1,187,392
   Resident operations---related party                                       406,668                --
   Development fee income                                                  1,394,678                --
   Development fee income---related party                                  1,835,071                --
                                                                          ----------           ----------
       Total revenue                                                      13,091,518            1,187,392
                                                                          ----------           ----------

Expenses:
   Facility operating expenses                                             6,611,389            1,042,776
   Facility lease expense                                                    564,920              274,244
   Facility lease expense---related party                                    882,370                --
   General and administrative                                              3,648,934                --
   General and administrative---related party                                  --               1,753,545
   Depreciation and amortization                                             509,822               26,761
                                                                          ----------           ----------
       Total expenses                                                     12,217,435            3,097,326
                                                                          ----------           ----------

Income (loss) from operations                                                874,083           (1,909,934)

Interest income (expense):
   Interest income                                                           773,658               --
   Interest expense                                                         (275,442)              --
   Interest expense-related party                                               --               (298,050)
                                                                          ----------           ----------
       Total interest income (expense)                                       498,216             (298,050)
                                                                          ----------           ----------

Earnings (loss) before income taxes and preferred dividends                1,372,299           (2,207,984)
Income taxes                                                                 551,474                --
                                                                          ----------           ----------
Earnings (loss) before preferred dividends                                   820,825           (2,207,984)
Preferred dividends                                                            6,225                --
                                                                          ----------           ----------
Net earnings (loss) applicable to common stockholders                    $   814,600          $(2,207,984)
                                                                         ===========          ===========
Primary earnings (loss) per share applicable to common stockholders      $      0.05          $     (0.22)
                                                                         ===========          ===========
Weighted average shares outstanding                                       17,315,872           10,000,000*
                                                                          ==========          ===========

The accompanying notes are an integral part of the financial statements.

* Reflects pro forma shares outstanding prior to combination of entities under common control (see Note 1)

CAREMATRIX CORPORATION
STATEMENTS OF CASH FLOWS
for the quarters ended March 31, 1997 and March 31, 1996


                                                                              Consolidated             Combined
                                                                             --------------         --------------
                                                                             Quarter Ended          Quarter Ended
                                                                             March 31, 1997         March 31, 1996
                                                                             --------------         --------------
Cash flows from operating activities:
   Net earnings (loss)                                                       $  814,600              $ (2,207,984)
   Noncash items included in net earnings (loss):
     Minority interest in net earnings                                              434                     --
     Depreciation of fixed assets                                               157,053                    26,761
     Amortization of intangible assets                                          352,769                     --
     Accretion of deferred rent liability                                        17,642                     --
     Accretion of bargain purchase option                                        84,101                     --
     Changes in current assets                                               (3,676,820)                   97,097
     Changes in current liabilities                                            (733,171)                 (348,852)
     Changes in other assets                                                      3,612                    67,720
                                                                             ----------                ----------
        Net cash used by operating activities                                (2,979,780)               (2,365,258)
                                                                             ----------                ----------

Cash flows from investing activities:
   Additions to property and equipment                                         (221,597)                (389,976)
   Net change in assets held for sale                                          (325,272)                    --
   Change in other long-term assets                                             (50,717)                    --
   Increase in notes receivable                                                  (6,500)                    --
   Change in restricted cash                                                   (146,785)                    --
   Increase in lease acquisition costs                                          (41,945)                    --
   Lease acquisitions, net of cash acquired                                    (331,973)                    --
                                                                             ----------                ----------
       Net cash used by investing activities                                 (1,124,789)                (389,976)
                                                                             ----------                ----------

Cash flows from financing activities:
   Net increase in amounts due stockholder                                      736,501                2,700,603
   Repayment of debt                                                           (224,898)                   --
   Other, net                                                                    (1,899)                   --
                                                                             ----------                ----------
        Net cash provided by financing activities                               509,704                2,700,603
                                                                             ----------                ----------

Decrease in cash and cash equivalents                                        (3,594,865)                 (54,631)
Cash and cash equivalents, beginning of period                               57,966,360                  144,643
                                                                             ----------                ----------
Cash and cash equivalents, end of period                                  $  54,371,495              $    90,012
                                                                             ==========                =========

The accompanying notes are an integral part of the financial statements.

                             CAREMATRIX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     CareMatrix Corporation (the "Company") develops, manages and operates assisted living facilities and various other health care facilities.

     Prior to the merger described below, the Company consisted of a combination of business entities which were operated since their date of inception (June 24, 1994) under common control by Abraham D. Gosman ("Mr. Gosman"), principal stockholder of the Company, directly or through trusts.

     On October 4, 1996, twelve wholly-owned subsidiaries of The Standish Care Company ("Standish") were merged into certain business entities (the "CareMatrix Affiliates") controlled by Mr. Gosman with the stockholders of the CareMatrix Affiliates receiving approximately 92% (10,000,000 shares) of Standish common stock (the "Merger"). Following the Merger, Standish changed its name to CareMatrix Corporation. The Merger was accounted for as a reverse acquisition, whereby the CareMatrix Affiliates were treated as the acquirer for accounting purposes. Accordingly, the financial information for the quarter ended March 31, 1996 is that of the CareMatrix Affiliates prior to the Merger.

     The accompanying interim unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such regulations. The financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the Company's Form 10-K and Form 10-K/A for the fiscal year ended December 31, 1996, for additional disclosures. The results of operations for the interim period presented are not necessarily indicative of the results that may be achieved for the full year. Certain reclassifications have been made on the current quarter financial statements to conform to prior quarter presentations.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                             CAREMATRIX CORPORATION

1. BASIS OF PRESENTATION (continued)
   PRINCIPLES OF CONSOLIDATION (continued)

     Effective January 1, 1997, the Company entered into management contracts with a related party for two long-term care facilities. In addition, on January 1, 1997, the Company exercised its options to lease from a related party two facilities that it had been managing. In February, the Company entered into a lease with an unrelated third party to operate an assisted living facility in Maryland.

2. ASSETS HELD FOR SALE

     In connection with the Merger, the Company initiated a plan to dispose of certain of the acquired Standish facilities. The net assets associated with these facilities and the estimated costs to dispose of the facilities have been separately recorded on the balance sheet.

     The assets held for sale are comprised of two operating facilities containing 179 beds which were previously owned by Standish. The net assets include fixed assets and various other operating assets and current liabilities and long-term debt associated with the facilities. The Company estimated the fair market value of the facilities assuming an orderly disposal, less costs to sell the facilities as well as an estimate of the results of the facilities' operations through the expected date of disposition. The Company expects to dispose of the facilities during 1997. During the first quarter of fiscal 1997, the facilities generated $88,866 of losses which have been excluded from the Company's consolidated statement of operations and accounted for as an adjustment to the carrying amount of the assets.

3. RELATED PARTY TRANSACTIONS

     As used herein, a related party is Chancellor Senior Housing Group, Inc. or a company in which Mr. Gosman and/or members of the Company's senior management and stockholders have an ownership interest in excess of 90%.

     During the first quarter of 1997, the Company exercised its option, at a cost of $1,800,000, to lease from a joint venture, of which Mr. Gosman is a partner, a senior living facility in Connecticut which it had been managing.

     General and administrative expenses for the first quarter of 1997 includes rent expense of $81,198 for the Company's principal office space in Needham, Massachusetts. The lessor of the office space is an entity principally owned by Mr. Gosman.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company is a provider of assisted living services to the elderly. At March 31, 1997, the Company operated 22 facilities in 7 states with a capacity of approximately 1,700 residents, including 15 facilities owned or leased by the Company or in which it has ownership interests and seven facilities managed for third parties. In addition, the Company currently has under development 48 facilities with a capacity of approximately 5,200 residents. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

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

     The Company classifies its operating expenses into the following categories: (i) facility operating expenses; (ii) facility lease expense; (iii) general and administrative expenses, which primarily include headquarters and regional staff expenses and other overhead costs; and (iv) depreciation and amortization. In anticipation of its growth plans, the Company has made significant investments in its infrastructure through the addition of headquarters and regional staff.

     The following discussion, as well as other portions of this document, includes certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially.

     THE QUARTER ENDED MARCH 31, 1997 COMPARED TO THE QUARTER ENDED MARCH 31,
1996

     REVENUES. Net revenues for the first quarter of 1997 increased $11.9 million compared to the same period in 1996. The increase is due to increases of $7.7 million in resident operations revenue primarily from new facilities, $3.2 million in development fee income and $1.0 million in management fee income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


THE QUARTER ENDED MARCH 31, 1997 COMPARED TO THE QUARTER ENDED MARCH 31, 1996 (continued)

     Resident operations revenue increased $7.7 million in the first quarter of fiscal 1997 compared to the same period in 1996. New facilities contributed $7.4 million of this increase. During the quarter ended March 31, 1996, the Company's revenues were derived solely from the operation of an extended care facility in Maryland.

     Development fee income was $3.2 million in the first quarter of fiscal 1997 versus none in the same period in 1996 as the Company did not begin development activity until the fourth quarter of 1996.

     Management fee revenue for the first quarter of fiscal 1997 was $1.0 million compared to none in the same period in 1996 as the Company did not enter into any management contracts until the second quarter of 1996.

     FACILITY EXPENSES. Facility expenses for the first quarter of 1997 increased by $6.7 million compared to the same period in fiscal 1996. New facilities contributed $6.5 million of this increase.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first quarter of 1997 increased to $3.6 million from $1.8 million in the same period of fiscal 1996. As a percentage of operating revenue, general and administrative expenses in the first quarter of 1997 declined to 27.9% from 147.7% in the first quarter of 1996. The increase in expense is primarily due to an increase in salary and benefits expenses relating to the hiring of additional corporate staff in anticipation of the Company's growth plans.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first quarter of 1997 increased $483,000 compared to the same period in fiscal 1996. The increase is due primarily to $260,000 of amortization of goodwill incurred as a result of the Merger and $207,000 related to new facilities.

     INTEREST INCOME. Interest income for the first quarter of 1997 was $774,000 compared to none for the same period in fiscal 1996. The interest income was primarily due to $656,000 earned as a result of investing cash balances from the proceeds of the Company's secondary offering in October 1996 (see Note 9 of the Notes to Financial Statements contained in the Company's 1996 Annual Report on Form 10-K/A).

     INTEREST EXPENSE. Interest expense for the first quarter of 1997 decreased to $275,000 from $298,000 for the same period in 1996. The decrease is primarily due to a $1.5 million decrease in average borrowings during 1997 compared to 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


THE QUARTER ENDED MARCH 31, 1997 COMPARED TO THE QUARTER ENDED MARCH 31, 1996 (continued)

     INCOME TAXES. The Company's effective tax rate during the first quarter of 1997 was 40.2%. During the same period in 1996, the entities included in these financial statements were S corporations or partnerships; accordingly, any income tax liabilities were the responsibility of the respective owners or partners. Provisions for income taxes and deferred assets and liabilities of the taxable entities were not reflected since there was no taxable income on a combined basis.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at March 31, 1997 were $54.4 million compared to $58.0 million at December 31, 1996, a decrease of approximately $3.6 million.

     Cash used by operations was $3.0 million in the first quarter of fiscal 1997 compared to a use of $2.4 million for the same period in fiscal 1996. The increase in the use of cash is due primarily to an increase in accounts receivable due to new facilities and an increase in development fees receivable of $3.2 million.

     Cash used in investing activities was $1.1 million in the first quarter of fiscal 1997 compared to a use of $390,000 for the same period in fiscal 1996. The increase in the use of cash is due primarily to an increase of $325,000 in assets held for sale and $332,000 invested in the acquisition of newly leased facilities.

     Cash flows provided by financing activities were $510,000 in the first quarter of fiscal 1997 compared to $2.7 million for the same period in fiscal 1996. This decrease is due primarily to a decrease of $2.0 million in the net obligation owed to the Company's principal stockholder and the repayment of debt of $225,000.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a). The following documents are filed as part of this report:

         11.      Statement re computation of per share earnings

         27.      Financial Data Schedule

         (b).     Reports on Form 8-K

No report on Form 8-K was filed by the Registrant during the quarter ended March 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CAREMATRIX CORPORATION



                                    By: /s/ Robert M. Kaufman
                                        ----------------------------
                                        Robert M. Kaufman
                                        President