Form 10-Q/A
period 1997-03-31
CAREMATRIX CORP
filed 1997-08-12
CIK 879969

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A


(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act for the transition period from ___________ to __________

          Commission file number 0-19815
                                 -------


                             CareMatrix Corporation
                             ----------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         04-3069586
          --------                                         ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                 197 First Avenue, Needham, Massachusetts 02194
                 ----------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (617) 433-1000
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 17,150,211 shares of the registrant's common stock, par value $.05 per share, outstanding at August 6, 1997.

PART II.   OTHER INFORMATION

Item 2(c). Changes in Securities: On February 28, 1997, CareMatrix Corporation (the "Company") issued to North Shore Health System ("North Shore") an immediately exercisable warrant to purchase 50,000 shares of the Company's common stock, par value $.05 per share, in partial consideration for an agreement dated December 31, 1996, pursuant to which the Company and North Shore agreed to acquire, develop, own, finance, manage and operate certain assisted living projects. The initial exercise price of the warrant is $13.125 per share (which was the per share price of the Company's common stock on December 31, 1996), subject to adjustment for stock splits, stock dividends and other similar action with respect to the Company's common stock. The warrant was issued pursuant to an exemption from registration under
               Section 4(2) of the Securities Act of 1933, as amended.

                                     * * *

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   CAREMATRIX CORPORATION


August 12, 1997                    By: /s/ Robert M. Kaufman
                                       -------------------------------
                                       Robert M. Kaufman
                                       Chief Executive Officer and
                                       Principal Accounting Officer