Form 10-Q
period 1997-06-30
CAREMATRIX CORP
filed 1997-08-12
CIK 879969

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended June 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from _______ to _______.

                         Commission File Number: 0-19815

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at July 31, 1997
            -----                                  ----------------------------
  Common Stock, $.05 par value                          17,148,711  shares

                             CAREMATRIX CORPORATION


                                Table of Contents


                         PART I - FINANCIAL INFORMATION


FINANCIAL STATEMENTS                                                   Page

         Consolidated Balance Sheets as of June 30, 1997
              and December 31, 1996                                      3

         Statements of Operations for the three and six month
              periods ended June 30, 1997 and June 30, 1996              4

         Statements of Cash Flows for the six month periods
             ended June 30, 1997 and June 30, 1996                       5

         Notes to Consolidated Financial Statements                      6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                     10



                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS                                              15

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                            15

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                               16

CAREMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
as of June 30, 1997 and December 31, 1996

                                                                    June 30, 1997      December 31, 1996
                                                                    -------------      -----------------
S                                                                    (unaudited)           (audited)
ASSETS
Current assets:
   Cash and cash equivalents                                        $ 49,564,096          $ 57,966,360
   Restricted cash                                                     1,577,490               836,745
   Receivables:
      Accounts receivable, net                                         5,044,207             3,959,233
      Accounts receivable-related party                                3,119,211               938,910
      Other receivables                                                1,115,000               309,613
   Prepaid expenses and other current assets                           1,282,235             1,772,995
   Assets held for sale                                                  903,633               576,573
                                                                    ------------          ------------
           Total current assets                                       62,605,872            66,360,429
Lease acquisition costs, net                                           4,493,371             2,753,332
Property and equipment, net                                            9,957,394             9,503,011
Due from stockholder                                                     964,007               356,740
Deposits and other assets                                              4,738,637             3,129,974
Goodwill, net                                                         25,442,232            25,961,658
                                                                    ------------          ------------
           Total assets                                             $108,201,513          $108,065,144
                                                                    ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                $  2,716,750          $  2,776,522
   Accounts payable                                                      971,599             1,346,140
   Accrued compensation                                                  780,757               693,120
   Accrued liabilities                                                 4,553,635             4,565,503
   Other current liabilities                                           1,514,534               539,265
                                                                    ------------          ------------
         Total current liabilities                                    10,537,275             9,920,550
Long-term debt                                                         6,619,840             8,903,156
Other long-term liabilities                                              748,506             1,152,960
Minority interest                                                             --                52,921

Commitments and contingencies                                                 --                    --

Stockholders' equity                                                  90,295,892            88,035,557
                                                                    ------------          ------------
            Total liabilities and stockholders' equity              $108,201,513          $108,065,144
                                                                    ============          ============


The accompanying notes are an integral part of the financial statements.

CAREMATRIX CORPORATION
STATEMENTS OF OPERATIONS  (unaudited)
for the three and six month periods ended June 30, 1997 and June 30, 1996

                                                         Consolidated        Combined       Consolidated        Combined
                                                         ------------        --------       ------------        --------
                                                         Three Months      Three Months      Six Months        Six Months
                                                            Ended             Ended            Ended             Ended
                                                         June 30, 1997     June 30, 1996    June 30, 1997     June 30, 1996
                                                        --------------    --------------   -------------     -------------
Revenue:
   Resident operations                                  $   10,493,644    $    1,201,678   $  19,948,745     $   2,389,070
   Resident operations---related party                         477,804                --         884,472                --
   Development fee income                                      150,101                --       1,544,779                --
   Development fee income---related party                    3,808,930                --       5,644,001                --
                                                        --------------    --------------   -------------     -------------
       Total revenue                                        14,930,479         1,201,678      28,021,997         2,389,070
                                                        --------------    --------------   -------------     -------------
Expenses:
   Facility operating expenses                               7,955,907         1,211,935      14,567,296         2,254,711
   Facility lease expense                                      634,757           270,532       1,199,677           544,776
   Facility lease expense---related party                      833,332                --       1,715,702                --
   General and administrative                                3,522,020                --       7,170,954                --
   General and administrative---related party                       --           972,970              --         2,726,515
   Depreciation and amortization                               468,693            38,403         978,515            65,164
                                                        --------------    --------------   -------------     -------------
       Total expenses                                       13,414,709         2,493,840      25,632,144         5,591,166
                                                        --------------    --------------   -------------     -------------

Income (loss) from operations                                1,515,770        (1,292,162)      2,389,853        (3,202,096)

Interest income (expense):
   Interest income                                             793,893            24,372       1,567,551            24,372
   Interest expense                                           (245,801)               --        (521,243)               --
   Interest expense --- related party                               --          (261,001)             --          (559,051)
                                                        --------------    --------------   -------------     -------------
       Total interest income (expense)                         548,092          (236,629)      1,046,308          (534,679)
                                                        --------------    --------------   -------------     -------------

Earnings (loss) before income taxes and                      2,063,862        (1,528,791)      3,436,161        (3,736,775)
    preferred dividends
Income taxes                                                   829,673                --       1,381,146                --
                                                        --------------    --------------   -------------     -------------
Earnings (loss) before preferred dividends                   1,234,189        (1,528,791)      2,055,015        (3,736,775)
Preferred dividends                                              5,825                --          12,051                --
                                                        --------------    --------------   -------------     -------------
Net earnings (loss) applicable to common                $    1,228,364    $   (1,528,791)  $   2,042,964     $  (3,736,775)
      stockholders                                      ==============    ==============   =============     =============

Primary earnings (loss) per share applicable to         $         0.07    $        (0.15)  $        0.12     $       (0.37)
     common stockholders                                ==============    ==============   =============     =============

Weighted average shares outstanding                         17,432,963        10,000,000*     17,372,096        10,000,000*
                                                        ==============    ==============   =============     =============


* Reflects pro forma shares outstanding prior to combination of entities under common control (see Note 1)


The accompanying notes are an integral part of the financial statements.

CAREMATRIX CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)
for the six month periods ended June 30, 1997 and June 30, 1996

                                                                Consolidated            Combined
                                                              Six Month Period      Six Month Period
                                                                    Ended                 Ended
                                                                June 30, 1997         June 30, 1996
                                                              ----------------      ----------------
Cash flows from operating activities:
   Net earnings (loss)                                          $  2,042,964         $ (3,736,775)
   Noncash items included in net earnings (loss):
      Depreciation of fixed assets                                   321,305               65,164
      Amortization of intangible assets                              657,210                   --
      Accretion of deferred rent liability                            32,994                   --
      Accretion of bargain purchase option                           170,217                   --
   Changes in current assets                                      (2,223,083)            (101,444)
   Changes in current liabilities                                 (1,236,605)              18,238
   Changes in other assets                                             9,028             (143,292)
                                                                ------------         ------------
        Net cash used by operating activities                       (225,970)          (3,898,109)
                                                                ------------         ------------

Cash flows from investing activities:
   Purchase of working capital note                                 (300,000)                  --
   Additions to property and equipment                              (775,688)            (779,582)
   Net change in assets held for sale                               (327,060)                  --
   Change in other long-term assets                                 (531,160)                  --
   Increase in notes receivable                                   (1,907,367)            (769,904)
   Change in restricted cash                                         (98,396)                  --
   Increase in lease acquisition costs                            (1,881,706)                  --
   Lease acquisitions, net of cash acquired                         (331,973)                  --
                                                                ------------         ------------
       Net cash used by investing activities                      (6,153,350)          (1,549,486)
                                                                ------------         ------------

Cash flows from financing activities:
   Net increase in amounts due from stockholder                      189,620            7,330,715
   Repayment of debt                                              (2,429,935)                  --
   Other, net                                                        217,371                   --
                                                                ------------         ------------
        Net cash provided (used) by financing activities          (2,022,944)           7,330,715
                                                                ------------         ------------
(Decrease) Increase in cash and cash equivalents                  (8,402,264)           1,883,120
Cash and cash equivalents, beginning of period                    57,966,360              144,643
                                                                ------------         ------------
Cash and cash equivalents, end of period                         $49,564,096         $  2,027,763
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

         Prior to the Merger (as described herein), the Company consisted of business entities which were operated since their date of inception (June 24, 1994) under common control by Abraham D. Gosman ("Mr. Gosman"), who serves as both the Company's Chairman and is, as trustee, the Company's principal stockholder.

         On October 4, 1996, twelve wholly-owned subsidiaries of The Standish Care Company, Inc. ("Standish") were merged into certain business entities (the "CareMatrix Affiliates") controlled by Mr. Gosman with the stockholders of the CareMatrix Affiliates receiving approximately 92% (10,000,000 shares) of Standish common stock then outstanding (the "Merger"). Following the Merger, Standish changed its name to CareMatrix Corporation. The Merger was accounted for as a reverse acquisition, whereby the CareMatrix Affiliates were treated as the acquiror for accounting purposes. Accordingly, the financial information for the three and six month periods ended June 30, 1996 is that of the CareMatrix Affiliates prior to the Merger.

         The accompanying interim unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such regulations. The financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the Company's Form 10-K and Form 10-K/A for the fiscal year ended December 31, 1996, for additional disclosures. The results of operations for the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. Certain reclassifications have been made on the prior quarter's financial statements to conform to current quarter presentations.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                             CAREMATRIX CORPORATION

1.   BASIS OF PRESENTATION (continued)
     PRINCIPLES OF CONSOLIDATION (continued)

         Effective January 1, 1997, the Company entered into management contracts with a related party for two long-term care facilities. In addition, on January 1, 1997, the Company exercised its options to lease from a related party two facilities that it had been managing. In February 1997, the Company entered into a lease with a third party to operate an assisted living facility in Maryland. On April 1, 1997, the Company exercised its option to lease from a related party a senior facility that it had been managing.

2.   ASSETS HELD FOR SALE

         In connection with the Merger, the Company initiated a plan to dispose of certain of the acquired Standish facilities. The net assets associated with these facilities and the estimated costs to dispose of the facilities have been separately recorded on the balance sheet.

         The assets held for sale are comprised of two operating facilities containing 142 beds which were previously owned by Standish. The net assets include fixed assets and various other operating assets and current liabilities and long-term debt associated with the facilities. The Company estimated the fair market value of the facilities assuming an orderly disposal, less costs to sell the facilities as well as an estimate of the results of the facilities' operations through the expected date of disposition. The Company expects to dispose of the facilities during 1997. During the second quarter and six months of fiscal 1997, the facilities generated $75,318 and $164,184 of losses, respectively, which have been excluded from the Company's consolidated statement of operations and accounted for as an adjustment to the carrying amount of the assets.

3.   RELATED PARTY TRANSACTIONS

         As used herein, a "related party" is Chancellor Senior Housing Group, Inc. or a company in which Mr. Gosman and/or members of the Company's senior management and/or stockholders have an ownership interest in excess of 90%.

         During the first quarter of 1997, the Company exercised its option, at a cost of $1.8 million, to lease from a joint venture, of which Mr. Gosman is a partner, a senior living facility which it had been managing.

                             CAREMATRIX CORPORATION

3.   RELATED PARTY TRANSACTIONS (continued)

         In January 1997, the Company purchased, for $2.1 million, a subordinated working capital loan related to a facility that it is managing. The loan has a face value of $2.4 million, bears interest at 8.5% and matures November 2024. Payment of accrued interest on the note is subordinated to the facility achieving certain financial performance measures.

         The Company subleases a portion of its principal office space in Needham, Massachusetts to Meditrust, a publicly traded real estate investment trust company, of which Mr. Gosman is the Chairman of the Board and Chief Executive Officer. Accordingly, general and administrative expenses for the second quarter and first six months of fiscal 1997 has been reduced by $44,814 and $89,628, respectively, to reflect the Meditrust portion of rent.

4.   DEBT

         In April, approximately $1.8 million of debt related to the Company's facility in New Hampshire matured and was repaid. In connection with the repayment of this debt, the Company also purchased from the 49% minority partner in the joint venture its remaining interest in the partnership at the book value of the partners' debt.

5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS
128). FAS 128 establishes standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, "Earnings per Share." FAS 128 replaces primary earnings per share with basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. The Company does not expect the adoption of FAS 128 to have a material impact.

FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented.

                             CAREMATRIX CORPORATION

6.   SUBSEQUENT EVENTS

         In early July, the Company announced a lease agreement, subject to HUD approval, for a 324-unit senior living facility in Florida. The agreement provides for a three year lease with a fair market value put/sell option at the end of the three year period.

         On August 1, 1997, the Company announced its intention, subject to market and other conditions, to raise $100 million through a private offering of convertible subordinated notes (the "Notes"). It is contemplated that the Notes will be convertible into Common Stock of the Company and will have a seven year term. The Company intends to use the proceeds of the offering for general corporate purposes, including, but not limited to, capital expenditures, working capital, and future acquisitions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company is a provider of assisted living services to the elderly. At June 30, 1997, the Company operated 20 facilities in 7 states with a capacity of approximately 1,700 residents, including 15 facilities owned or leased by the Company or in which it has ownership interests and five facilities which it manages. In addition, at June 30, 1997, the Company had 49 facilities under development with a capacity of approximately 5,800 residents. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

         The Company derives its revenues from three primary sources: (i) resident fees for the delivery of assisted living services (including revenues for services provided at skilled nursing facilities which are dependent, in part, on reimbursement from Medicare, state Medicaid programs and private insurers); (ii) management services income for management of facilities; and
(iii) fee income from the development and construction of facilities. Resident fees typically are paid monthly by residents, their families or other responsible parties. Resident fees and management fees are recognized as revenues when services are provided. Development fee revenue is recognized on the percentage of completion basis.

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

         On October 4, 1996, twelve wholly-owned subsidiaries of The Standish Care Company, Inc. ("Standish") were merged into certain business entities (the "CareMatrix Affiliates") controlled by Mr. Gosman with the stockholders of the CareMatrix Affiliates receiving approximately 92% (10,000,000 shares) of Standish common stock then outstanding (the "Merger"). Following the Merger, Standish changed its name to CareMatrix Corporation. The Merger was accounted for as a reverse acquisition, whereby the CareMatrix Affiliates were treated as the acquiror for accounting purposes. Accordingly, the financial information for the three and six month periods ended June 30, 1996 is that of the CareMatrix Affiliates prior to the Merger.

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

The quarter ended June 30, 1997 compared to the quarter ended June 30, 1996

         REVENUES. Net revenues for the second quarter of 1997 increased $13.7 million compared to the same period in 1996.

         Resident operations revenue increased $9.7 million in the second quarter of fiscal 1997 compared to the same period in 1996. New facilities operations and management services contributed $9.1 million of this increase. During the quarter ended June 30, 1996, the Company's resident operations revenues were derived from the operation of a long term care facility in Maryland.

         Development services revenue was $4.0 million in the second quarter of fiscal 1997 versus none in the same period in 1996 as the Company did not begin development activity until the fourth quarter of 1996.

         FACILITY EXPENSES. Facility expenses, including lease expense, for the second quarter of 1997 increased by $7.9 million compared to the same period in fiscal 1996. New facilities contributed $7.7 million of this increase.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the second quarter of 1997 increased to $3.5 million from $1.0 million in the same period of fiscal 1996. As a percentage of operating revenue, general and administrative expenses in the second quarter of 1997 declined to 23.6% from 81.0% in the second quarter of 1996. The increase in expense is primarily due to an increase in salary and benefits expenses relating to the hiring of additional corporate staff in anticipation of the Company's growth plans.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the second quarter of 1997 increased $0.4 million compared to the same period in fiscal 1996. The increase is due primarily to $260,000 of amortization of goodwill incurred as a result of the Merger, $94,000 related to new facilities, and $47,000 from the amortization of lease acquisition costs.

         INTEREST INCOME. Interest income for the second quarter of 1997 was $0.8 million compared to $24,000 for the same period in fiscal 1996. The increase in interest income was primarily due to higher average cash balances as a result of the Company's secondary offering of

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 (continued)

common stock in October 1996 (see Note 9 of the Notes to Financial Statements contained in the Company's 1996 Annual Report on Form 10-K).

         INTEREST EXPENSE. Interest expense for the second quarter of 1997 decreased to $246,000 from $261,000 for the same period in 1996. The decrease is primarily due to a $1.9 million decrease in average borrowings during 1997 compared to 1996.

         INCOME TAXES. The Company's effective tax rate during the second quarter of 1997 was 40.2%. During the same period in 1996, the entities included in these financial statements were S corporations or partnerships; accordingly, any income tax liabilities were the responsibility of the respective owners or partners. Provisions for income taxes and deferred assets and liabilities of the taxable entities were not reflected since there was no taxable income on a combined basis.

The six months ended June 30, 1997 compared to the six months ended June 30,
1996

         REVENUES. Net revenues for the first six months of 1997 increased $25.6 million compared to the same period in 1996.

         Resident operations revenue increased $18.4 million in the first six months of fiscal 1997 compared to the same period in 1996. New facilities operations and management services contributed $17.5 million of this increase. During the same period in 1996, the Company's resident operations revenues were derived from the operation of a long term care facility in Maryland.

         Development fee income was $7.2 million in the first six months of fiscal 1997 versus none in the same period in 1996 as the Company did not begin development activity until the fourth quarter of 1996.

         FACILITY EXPENSES. Facility expenses, including lease expense, for the first six months of 1997 increased by $14.7 million compared to the same period in fiscal 1996. New facilities contributed $14.2 million of this increase.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first six months of 1997 increased to $7.2 million from $2.7 million in the same period of fiscal 1996. As a percentage of operating revenue, general and administrative expenses in the period

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The six months ended June 30, 1997 compared to the six months ended June 30, 1996 (continued)

declined to 25.6% from 114.1% in the same period of 1996. The increase in expense is primarily due to an increase in salary and benefits expenses relating to the hiring of additional corporate staff in anticipation of the Company's growth plans.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first six months of 1997 increased $0.9 million compared to the same period in fiscal 1996. The increase is due primarily to $519,000 of amortization of goodwill incurred as a result of the Merger, $185,000 from new facilities, and $142,000 from the amortization of lease acquisition costs.

         INTEREST INCOME. Interest income for the first six months of 1997 was $1.6 million compared to $24,000 for the same period in fiscal 1996. The interest income was primarily due to higher average cash balances as a result of the Company's secondary offering of common stock in October 1996 (see Note 9 of the Notes to Financial Statements contained in the Company's 1996 Annual Report on Form 10-K).

         INTEREST EXPENSE. Interest expense for the first six months of 1997 decreased to $521,000 from $559,000 for the same period in 1996. The decrease is primarily due to a $2.4 million decrease in average borrowings during 1997 compared to 1996.

         INCOME TAXES. The Company's effective tax rate during the first six months of 1997 was 40.2%. During the same period in 1996, the entities included in these financial statements were S corporations or partnerships; accordingly, any income tax liabilities were the responsibility of the respective owners or partners. Provisions for income taxes and deferred assets and liabilities of the taxable entities were not reflected since there was no taxable income on a combined basis.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at June 30, 1997 were $49.6 million compared to $58.0 million at December 31, 1996, a decrease of approximately $8.4 million.

         Cash used by operations was $0.2 million in the first six months of fiscal 1997 compared to a use of $3.9 million for the same period in fiscal 1996. The decrease in the use of cash is due primarily to increased earnings offset by increases in accounts receivable due to new facilities and an increase in development fees receivable of $2.2 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES  (continued)

         Cash used in investing activities was $6.2 million in the first six months of fiscal 1997 compared to a use of $1.5 million for the same period in fiscal 1996. The increase in the use of cash is due primarily to the payment of $1.8 million to acquire the lease rights to a facility, $1.9 million of advances, and $0.8 million of capital expenditures for the remodeling of existing facilities.

         Cash used for financing activities were $2.0 million in the first six months of fiscal 1997 compared to a source of cash of $7.3 million in the same period in fiscal 1996. The $2.0 million use of cash in fiscal 1997 is primarily due to the repayment of debt. The $7.3 million source of cash in the prior year reflected an increase in the net obligation owed to the Company's principal stockholder for funding the Company's start-up losses, capital expenditures and investments.

         The Company will require resources in the future to fund the planned acquisition and development of additional assisted living, supportive independent and extended care facilities as well as its working capital requirements. The Company expects to partially fund these resource requirements with its cash on hand as well as related party or third-party financing of assisted living facilities to be developed. The Company and certain related parties are presently in discussions with a number of third parties to secure commitments regarding sources of additional financing. Furthermore, the Company intends to seek bank borrowings and other debt or equity financings to provide additional sources of capital in the future.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a party to litigation in the ordinary course of business. The Company does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting of the Stockholders of the Company on June 16, 1997

         On June 16, 1997, the Company held its annual meeting of shareholders (the "Annual Meeting") at which it submitted to a vote of its shareholders the following matters:

         Election of Directors.

         The following nominees were elected directors of the Company at the Annual Meeting to serve until the 1998 annual meeting of shareholders and thereafter until their successors are duly elected and qualified. The following table sets forth a summary with respect to the results of the shareholder vote.


Nominee                           For            Against         Withheld
-------                           ---            -------         --------
Abraham D. Gosman             13,084,663           --             13,260
Andrew D. Gosman              13,085,513           --             12,410
Michael M. Gosman             13,085,513           --             12,410
Donald J. Amaral              13,085,518           --             12,405
H. Loy Anderson, Jr.          13,086,013           --             11,910
Bedros Baharian               13,083,268           --             14,655
Robert Cataldo                13,034,454           --             62,469
Stephen E. Ronai              13,085,878           --             12,045

         Amendment and Restatement of the Restated 1991 Combination Stock Option Plan.

         The shareholders were asked to approve and adopt the amendment and restatement of the Company's Restated 1991 Combination Stock Option Plan (the "1991 Plan") in order to (i) limit the number of shares of Common Stock available for issuance to any participant in any one year to 120,000 shares,
(ii) change certain language relating to the composition of the Compensation Committee and (iii) update references to sections of the Internal Revenue Code of 1986, as amended (the "Code"), which have been revised since the 1991 Plan was originally drafted.

         The number of votes in favor of the amendment and restatement of the 1991 Plan was 12,681,618, the number of votes against was 89,691, the number of abstentions was 23,889 and the number of shares not voted was 302,725.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

         Adoption of 1996 Equity Incentive Plan.

         The shareholders were asked to consider and approve the 1996 Equity Incentive Plan (the "1996 Plan"), which had been previously adopted by the Board of Directors in October 1996, so that the 1996 Plan would meet the requirements of Section 162(m) and the incentive stock options granted pursuant thereto would meet the requirements of Code Section 422.

         The number of votes in favor of the 1996 Plan was 9,436,203, the number of votes against was 2,304,003, the number of abstentions was 23,743, and the number of shares not voted was 1,333,974.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a).     The following documents are filed as part of this report:

         11.      Statement re computation of per share earnings

         27.      Financial Data Schedule



         (b).     Reports on Form 8-K

         No report on Form 8-K was filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CAREMATRIX CORPORATION



                                           By: /s/ Robert M. Kaufman
                                           ------------------------
                                           Robert M. Kaufman
                                           Chief Executive Officer
                                           and Principal Accounting Officer