Form 10-Q
period 1997-09-30
CAREMATRIX CORP
filed 1997-11-13
CIK 879969

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition  period from _______ to _______.


                         Commission File Number: 0-19815
                                                 -------

                             CAREMATRIX CORPORATION
                             ----------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                   04-3069586
            --------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                   197 First Avenue, Needham, MA          02194
                   --------------------------------------------
               (Address of principal executive offices) (Zip Code)


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
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at November 10, 1997
         -----                                 --------------------------------
Common Stock, $.05 par value                          17,211,476  shares

                             CAREMATRIX CORPORATION


                                Table of Contents


                         PART I - FINANCIAL INFORMATION


FINANCIAL STATEMENTS                                                       Page
                                                                           ----

     Consolidated Balance Sheets as of September 30, 1997
          and December 31, 1996                                              3

     Statements of Operations for the three and nine month
          periods ended September 30, 1997 and September 30, 1996            4

     Statements of Cash Flows for the nine month periods
         ended September 30, 1997 and September 30, 1996                     5

     Notes to Consolidated Financial Statements                              6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          10



                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS                                                   15

ITEM 2:  CHANGES IN SECURITIES                                               15

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                    15

CAREMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
as of September 30, 1997 and December 31, 1996


                                                                     September 30, 1997          December 31, 1996
                                                                     ------------------          -----------------
                                                                        (unaudited)                 (audited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                          $137,487,732                 $ 57,966,360
   Restricted cash                                                       3,118,637                      836,745
   Receivables:
      Accounts receivable, net                                           6,167,336                    3,959,233
      Accounts receivable-related party                                  7,941,329                      938,910
      Other receivables                                                    315,000                      309,613
   Prepaid expenses and other current assets                             3,204,733                    1,772,995
   Assets held for sale                                                         --                      576,573
                                                                      ------------                 ------------
           Total current assets                                        158,234,767                   66,360,429
Lease acquisition costs, net                                             9,193,172                    2,753,332
Property and equipment, net                                              4,162,511                    9,503,011
Due from stockholder                                                     1,295,662                      356,740
Deposits and other assets                                               10,189,712                    3,129,974
Goodwill, net                                                           27,192,519                   25,961,658
                                                                      ------------                 ------------
           Total assets                                               $210,268,343                 $108,065,144
                                                                      ============                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
   Current portion of long-term debt                                  $  2,373,807                 $  2,776,522
   Accounts payable                                                      1,707,376                    1,346,140
   Accrued compensation                                                    971,050                      693,120
   Accrued liabilities                                                   6,701,694                    4,565,503
   Other current liabilities                                             1,881,909                      539,265
   Assets held for sale                                                    472,534                           --
                                                                      ------------                 ------------
           Total current liabilities                                    14,108,370                    9,920,550
Long-term debt                                                                  --                    8,903,156
Convertible subordinated notes                                         100,000,000                           --
Other long-term liabilities                                              1,823,236                    1,205,881

Commitments and contingencies                                                   --                           --

Stockholders' equity                                                    94,336,737                   88,035,557
                                                                      ------------                 ------------
           Total liabilities and stockholders' equity                 $210,268,343                 $108,065,144
                                                                      ============                 =============



The accompanying notes are an integral part of the financial statements.

CAREMATRIX CORPORATION
STATEMENTS OF OPERATIONS  (unaudited)
for the three and nine month periods ended September 30, 1997 and September 30, 1996



                                                 Consolidated            Combined           Consolidated           Combined
                                                 ------------            --------           ------------           --------
                                                 Three Months          Three Months         Nine Months           Nine Months
                                                    Ended                 Ended                Ended                 Ended
                                              September 30, 1997    September 30, 1996    September 30, 1997    September 30, 1996
                                              ------------------    ------------------    ------------------    ------------------

Revenue:
   Resident operations                          $14,777,715             $ 1,869,204          $34,726,460           $ 4,258,274
   Resident operations---related party            1,286,773                      --            2,171,245                    --
   Development fee income                           563,949                      --            2,108,728                    --
   Development fee income---related party         4,190,144                      --            9,834,145                    --
                                                -----------             -----------          -----------           -----------
       Total revenue                             20,818,581               1,869,204           48,840,578             4,258,274
                                                -----------             -----------          -----------           -----------

Expenses:
   Facility operating expenses                   11,449,766               1,373,368           26,017,062             3,628,079
   Facility lease expense                           725,168                 280,772            1,924,845               825,548
   Facility lease expense---related party         1,711,659                      --            3,427,361                    --
   General and administrative                     3,719,974                      --           10,890,928                    --
   General and administrative---related party            --               2,299,125                   --             5,025,640
   Depreciation and amortization                    574,407                  45,698            1,552,922               110,862
                                                -----------             -----------          -----------           -----------
       Total expenses                            18,180,974               3,998,963           43,813,118             9,590,129
                                                -----------             -----------          -----------           -----------
Income (loss) from operations                     2,637,607              (2,129,759)           5,027,460            (5,331,855)

Interest income (expense):
   Interest income                                1,515,813                  22,138            3,083,364                46,510
   Interest expense                                (907,357)               (315,825)          (1,428,600)             (874,876)
   Interest expense---related party                      --                      --                   --                    --
                                                -----------             -----------          -----------           -----------
       Total interest income (expense)              608,456                (293,687)           1,654,764              (828,366)
                                                -----------             -----------          -----------           -----------

Earnings (loss) before income taxes and
    preferred dividends                           3,246,063              (2,423,446)           6,682,224            (6,160,221)
Income taxes                                      1,305,107                      --            2,686,254                    --
                                                -----------             -----------          -----------           -----------
Earnings (loss) before preferred dividends        1,940,956              (2,423,446)           3,995,970            (6,160,221)
Preferred dividends                                   5,825                      --               17,875                    --
                                                -----------             -----------          -----------           -----------
Net earnings (loss) applicable to common
    stockholders                                $ 1,935,131             $(2,423,446)         $ 3,978,095           $(6,160,221)
                                                ===========             ===========          ===========           ===========
Primary earnings (loss) per share
    applicable to common stockholders           $      0.11             $     (0.24)         $      0.23           $     (0.62)
                                                ===========             ===========          ===========           ===========

Weighted average shares outstanding              17,610,043              10,000,000*          17,438,726            10,000,000*
                                                ===========             ===========          ===========           ===========



* Reflects pro forma shares outstanding
  prior to combination of entities under
  common control (see Note 1)


The accompanying notes are an integral part of the financial statements.

CAREMATRIX CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)
for the nine month periods ended September 30, 1997 and September 30, 1996



                                                                               Consolidated                       Combined
                                                                         Nine Month Period Ended           Nine Month Period Ended
                                                                            September 30, 1997               September 30, 1996
                                                                            ------------------               ------------------

Cash flows from operating activities:
   Net earnings (loss)                                                         $  3,978,095                     $(6,160,221)
   Noncash items included in net earnings (loss):
      Depreciation of fixed assets                                                  481,365                         110,862
      Amortization of intangible assets                                           1,071,557                              --
      Issuance of stock to employees                                                     --                       1,200,000
      Accretion of deferred rent liability                                           48,336                              --
      Accretion of bargain purchase option                                          228,769                              --
   Changes in current assets                                                    (10,146,319)                       (560,215)
   Changes in current liabilities                                                   899,942                         442,617
   Changes in other assets                                                               --                        (287,826)
                                                                               ------------                     -----------
        Net cash used by operating activities                                    (3,438,255)                     (5,254,783)
                                                                               ------------                     -----------

Cash flows from investing activities:
   Purchase of working capital note                                                (300,000)                             --
   Additions to property and equipment                                           (1,296,985)                       (845,577)
   Net change in assets held for sale                                              (348,300)                             --
   Increase in notes receivable                                                  (1,198,975)                       (921,943)
   Change in restricted cash                                                     (1,639,543)                             --
   Increase in lease acquisition costs, net of cash acquired                     (7,132,949)                             --
   Change in other long-term assets                                                (466,523)                             --
                                                                               ------------                     -----------
       Net cash used by investing activities                                    (12,383,275)                     (1,767,520)
                                                                               ------------                     -----------

Cash flows from financing activities:
   Net (decrease) increase in amounts due from stockholder                         (142,035)                      9,443,828
   Proceeds from issuance of convertible subordinated notes                      97,250,000                              --
   Repayment of debt                                                             (2,602,398)                             --
   Other, net                                                                       837,335                              --
                                                                               ------------                     -----------
        Net cash provided by financing activities                                95,342,902                       9,443,828
                                                                               ------------                     -----------
Increase in cash and cash equivalents                                            79,521,372                       2,421,525
Cash and cash equivalents, beginning of period                                   57,966,360                         144,643
                                                                               ------------                     -----------
Cash and cash equivalents, end of period                                       $137,487,732                     $ 2,566,168
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

         On October 4, 1996, twelve wholly-owned subsidiaries of The Standish Care Company, Inc. ("Standish") were merged into certain business entities (the "CareMatrix Affiliates") controlled by Mr. Gosman with the stockholders of the CareMatrix Affiliates receiving approximately 92% (10,000,000 shares) of Standish common stock then outstanding (the "Merger"). Following the Merger, Standish changed its name to CareMatrix Corporation. The Merger was accounted for as a reverse acquisition, whereby the CareMatrix Affiliates were treated as the acquiror for accounting purposes. Accordingly, the financial information for the three and nine month periods ended September 30, 1996 is that of the CareMatrix Affiliates prior to the Merger.

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

                             CAREMATRIX CORPORATION

1.   BASIS OF PRESENTATION (continued)
     PRINCIPLES OF CONSOLIDATION (continued)

         Effective January 1, 1997, the Company entered into management contracts with a related party for two long-term care facilities. In addition, on January 1, 1997, the Company exercised its options to lease from a related party two facilities that it had been managing. In February 1997, the Company entered into a lease with a third party to operate an assisted living facility in Maryland. On each of April 1, and August 1, 1997, the Company exercised its option to lease from a related party a senior facility that it had been managing. On July 1, 1997, the Company entered into a sublease with a related party to operate an assisted living facility in Florida and made a lease deposit of $4.8 million.

2.   ASSETS HELD FOR SALE

         In connection with the Merger, the Company initiated a plan to dispose of certain of the acquired Standish facilities. The net assets associated with these facilities and the estimated costs to dispose of the facilities have been separately recorded on the balance sheet.

         The assets held for sale are comprised of two operating facilities containing 142 beds which were previously owned by Standish. The net assets include fixed assets and various other operating assets and current liabilities and long-term debt associated with the facilities. The Company estimated the fair market value of the facilities assuming an orderly disposal, less costs to sell the facilities as well as an estimate of the results of the facilities' operations through the expected date of disposition. The Company disposed of one of these facilities in November 1997 and expects to dispose of the second in the next few months. During the third quarter and nine months of fiscal 1997, the facilities generated $112,627 and $276,811 of losses, respectively, which have been excluded from the Company's consolidated statement of operations and accounted for as an adjustment to the carrying amount of the assets.

3.   LONG-TERM DEBT

         In April, approximately $1.8 million of debt related to the Company's facility in New Hampshire matured and was repaid. In connection with the repayment of this debt, the Company also purchased from the 49% minority partner in the joint venture its remaining interest in the partnership at the book value of the partners' debt.

                             CAREMATRIX CORPORATION

4.   CONVERTIBLE SUBORDINATED NOTES

         In August 1997, the Company completed a private offering of $100 million 6 1/4% Convertible Subordinated Notes (the "Notes") due August 15, 2004. Interest is payable semi-annually in February and August, beginning February 1998. The Notes are convertible into Common Stock of the Company at any time through the close of business on the final maturity date of the Notes, unless previously redeemed or repurchased, at a conversion price of $28.875 per share, subject to adjustment under certain conditions. Prior to August 18, 2000, the Notes are not redeemable at the option of the Company. Thereafter, the Notes are redeemable at the option of the Company, in whole or in part, at declining redemption prices. The Notes are unsecured obligations of the Company and are subordinated to all existing and future Senior Indebtedness, as defined, and all liabilities of the Company and its subsidiaries. The proceeds of the offering will be used for general corporate purposes, including, but not limited to, capital expenditures, working capital and acquisitions. In October 1997, the over-allotment option on the Notes was exercised in full and the Company received an additional $14.6 million in cash upon the issuance of $15.0 million principal amount of Notes.

5.   RELATED PARTY TRANSACTIONS

         As used herein, a "related party" is Chancellor Senior Housing Group, Inc. or a company in which Mr. Gosman and/or members of the Company's senior management and/or stockholders have a significant ownership interest.

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

         The Company subleases a portion of its principal office space in Needham, Massachusetts to Meditrust, a publicly traded real estate investment trust company, of which Mr. Gosman is the Chairman of the Board and Chief Executive Officer. Accordingly, general and administrative expenses for the third quarter and first nine months of fiscal 1997 has been reduced by $44,814 and $134,442, respectively, to reflect Meditrust's portion of the rent.

                             CAREMATRIX CORPORATION

6.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company is a provider of assisted living services to the elderly. At September 30, 1997, the Company operated 22 facilities in 8 states with a capacity of approximately 2,200 residents, including 17 facilities owned or leased by the Company or in which it has ownership interests and 5 facilities which it manages. In addition, at September 30, 1997, the Company had approximately 60 facilities under development with a capacity of approximately 7,200 residents. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

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

         On October 4, 1996, twelve wholly-owned subsidiaries of The Standish Care Company, Inc. ("Standish") were merged into certain business entities (the "CareMatrix Affiliates") controlled by Mr. Gosman with the stockholders of the CareMatrix Affiliates receiving approximately 92% (10,000,000 shares) of Standish common stock then outstanding (the "Merger"). Following the Merger, Standish changed its name to CareMatrix Corporation. The Merger was accounted for as a reverse acquisition, whereby the CareMatrix Affiliates were treated as the acquiror for accounting purposes. Accordingly, the financial information for the three and nine month periods ended September 30, 1996 is that of the CareMatrix Affiliates prior to the Merger.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The quarter ended September 30, 1997 compared to the quarter ended September 30, 1996

         REVENUES. Net revenues for the third quarter of 1997 increased $18.9 million compared to the same period in 1996.

         Resident operations revenue increased $14.2 million in the third quarter of fiscal 1997 compared to the same period in 1996. New facilities operations and management services contributed $14.1 million of this increase. During the quarter ended September 30, 1996, the Company's resident operations revenues were derived from the operation of a long-term care facility in Maryland.

         Development services revenue was $4.8 million in the third quarter of fiscal 1997 versus none in the same period in 1996, as the Company did not begin development activity until the fourth quarter of 1996.

         FACILITY EXPENSES. Facility expenses, including lease expense, for the third quarter of 1997 increased by $12.2 million compared to the same period in fiscal 1996. New facilities contributed $12.2 million of this increase.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the third quarter of 1997 increased to $3.7 million from $2.3 million in the same period of fiscal 1996. As a percentage of operating revenue, general and administrative expenses in the third quarter of 1997 declined to 17.9% from 123.0% in the third quarter of 1996. The increase in expense is primarily due to an increase in salary and benefits expenses relating to the hiring of additional corporate staff in anticipation of the Company's growth plans.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the third quarter of 1997 increased $529,000 compared to the same period in fiscal 1996. The increase is due primarily to $260,000 of amortization of goodwill incurred as a result of the Merger, $82,000 related to new facilities, and $120,000 from the amortization of lease acquisition costs.

         INTEREST INCOME. Interest income for the third quarter of 1997 was $1.5 million compared to $22,000 for the same period in fiscal 1996. The increase in interest income was primarily due to higher

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 (continued)

average cash balances as a result of the net proceeds from the private offering of the Notes in August 1997 (see Note 4 of Notes to Consolidated Financial Statements) and a secondary offering of common stock in October 1996 (see Note 9 of the Notes to Financial Statements contained in the Company's 1996 Annual Report on Form 10-K).

         INTEREST EXPENSE. Interest expense for the third quarter of 1997 increased to $907,000 from $316,000 for the same period in 1996. The increase is primarily due to higher average borrowings during 1997 compared to 1996 as a result of net proceeds from the private offering of the Notes in August 1997 (see Note 4 of Notes to Consolidated Financial Statements).

         INCOME TAXES. The Company's effective tax rate during the third quarter of 1997 was 40.2%. During the same period in 1996, the entities included in these financial statements were S corporations or partnerships; accordingly, any income tax liabilities were the responsibility of the respective owners or partners. Provisions for income taxes and deferred assets and liabilities of the taxable entities were not reflected since there was no taxable income on a combined basis.

The nine months ended September 30, 1997 compared to the nine months ended September 30, 1996

         REVENUES. Net revenues for the first nine months of 1997 increased $44.6 million compared to the same period in 1996.

         Resident operations revenue increased $32.6 million in the first nine months of fiscal 1997 compared to the same period in 1996. New facilities operations and management services contributed $31.6 million of this increase. During the same period in 1996, the Company's resident operations revenues were derived from the operation of a long-term care facility in Maryland and the management of two facilities in Florida.

         Development fee income was $11.9 million in the first nine months of fiscal 1997 versus none in the same period in 1996 as the Company did not begin development activity until the fourth quarter of 1996.

         FACILITY EXPENSES. Facility expenses, including lease expense, for the first nine months of 1997 increased by $26.9 million compared to the same period in fiscal 1996. New facilities contributed $26.4 million of this increase.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 (continued)

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first nine months of 1997 increased to $10.9 million from $5.0 million in the same period of fiscal 1996. As a percentage of operating revenue, general and administrative expenses in the period declined to 22.3% from 118.0% in the same period of 1996. The increase in expense is primarily due to an increase in salary and benefits expenses relating to the hiring of additional corporate staff in anticipation of the Company's growth plans.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first nine months of 1997 increased $1.4 million compared to the same period in fiscal 1996. The increase is due primarily to $779,000 of amortization of goodwill incurred as a result of the Merger, $267,000 from new facilities, and $262,000 from the amortization of lease acquisition costs.

         INTEREST INCOME. Interest income for the first nine months of 1997 was $3.1 million compared to $47,000 for the same period in fiscal 1996. The interest income was primarily due to higher average cash balances as a result of the net proceeds from the private offering of the Notes in August 1997 (see Note 4 of Notes to Consolidated Financial Statements) and a secondary offering of common stock in October 1996 (see Note 9 of the Notes to Financial Statements contained in the Company's 1996 Annual Report on Form 10-K).

         INTEREST EXPENSE. Interest expense for the first nine months of 1997 increased to $1.4 million from $0.9 million for the same period in 1996. The increase is primarily due to higher average borrowings during 1997 compared to 1996 as a result of the net proceeds from the private offering of the Notes in August 1997 (see Note 4 of Notes to Consolidated Financial Statements).

         INCOME TAXES. The Company's effective tax rate during the first nine months of 1997 was 40.2%. During the same period in 1996, the entities included in these financial statements were S corporations or partnerships; accordingly, any income tax liabilities were the responsibility of the respective owners or partners. Provisions for income taxes and deferred assets and liabilities of the taxable entities were not reflected since there was no taxable income on a combined basis.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at September 30, 1997 were $137.5 million compared to $58.0 million at December 31, 1996, an increase of approximately $79.5 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES  (continued)

         Cash used in operations was $3.4 million in the first nine months of fiscal 1997 compared to $5.3 million for the same period in fiscal 1996. The decrease in the use of cash is due primarily to increased earnings, partially offset by increases in accounts receivable due to new facilities and an increase in development fees receivable of $6.4 million.

         Cash used in investing activities was $12.4 million in the first nine months of fiscal 1997 compared to $1.8 million for the same period in fiscal 1996. The increase in the use of cash is due primarily to the payment of $6.6 million to acquire the lease rights to two facilities, $1.2 million of advances, $1.6 million increase in restricted cash, and $1.3 million of capital expenditures for the remodeling of existing facilities.

         Cash provided by financing activities were $95.3 million in the first nine months of fiscal 1997 compared to $9.4 million in the same period in fiscal 1996. The increase is primarily due to the net proceeds from the convertible debt offering, net of issuance costs, in August. The $9.4 million source of cash in the prior year reflected an increase in the net obligation owed to the Company's principal stockholder for funding the Company's start-up losses, capital expenditures and investments.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is, from time to time, a party to litigation in the ordinary course of business. The Company does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         On August 18, 1997, the Company completed the private offering of $100,000,000 aggregate principal amount of 6 1/4% Convertible Subordinated Notes due 2004 (the "Notes"). The initial purchasers of the Notes were Robertson, Stephens & Company LLC, Morgan Stanley & Co. Incorporated, Paine Webber Incorporated, Salomon Brothers Inc. and Smith Barney Inc. (collectively, the "Initial Purchasers"). The aggregate offering price was $100,000,000 and the aggregate discounts and commissions equaled $2,750,000. The Notes were offered only (i) inside the United States to "Qualified Institutional Buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended (the "Act")) in compliance with Rule 144A of the Act, (ii) inside the United States to a limited number of other institutional "accredited investors" (as deigned in Rule 501(a)(1), (2), (3) or (7) under the Act) in reliance on Regulation D of the Act, and (iii) outside the United States to persons other than U.S. persons in reliance on Regulation S under the Act. The Notes are convertible into shares of the Company's common stock at a conversion price of $28.875 per share.

          On August 22, 1997, pursuant to the Warrant Agreement dated
November 10, 1993 (the "Warrant Agreement") by and among the Company and Health Care REIT, Inc. ("HCR"), the Company issued to HCR an immediately exercisable warrant to purchase 11,038 shares of the Company's common stock. This warrant was issued in connection with the lease financing by HCR of a facility of the Company currently under development. On September 18, 1997, also pursuant to the Warrant Agreement, the Company issued to HCR an immediately exercisable warrant to purchase 3,677 shares of the Company's common stock. This warrant was issued in connection with construction/term loan financing by HCR of a facility of the Company currently under development. The initial exercise price of each warrant is $16.55 per share, subject to adjustment for stock splits, stock dividends and other similar action with respect to the Company's common stock. Both of such warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a).     The following documents are filed as part of this report:

         4.1(1) Indenture, dated as of August 15, 1997, between the Company and State Street Bank and Trust Company, providing for the terms and conditions of up to $115,000,000 of the Notes.

         10.1(1) Purchase Agreement, dated August 12, 1997, by and among the Company, and the Initial Purchasers.

         10.2(1) Registration Rights Agreement, dated as of August 15, 1997, by and among the Company and the Initial Purchasers.

         10.3(2) Registration Agreement, dated as of October 23, 1997, by and between the Company and BancAmerica Robertson Stephens.

         11       Statement re: computation of per share earnings

         27       Financial Data Schedule

         --------------------------------------

         (1) Incorporated by reference to the Company's Registration Statement on Form S-3 filed by the Registrant on October 17, 1997 (File No. 333-38113).

         (2) Incorporated by reference to the Company's Registration Statement on Form S-3 filed by the Registrant on November 12, 1997 (File No. 333-40015).


         (b).     Reports on Form 8-K


         The Registrant filed reports on Form 8-K on August 5, 1997 and
             August 19, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CAREMATRIX CORPORATION



Date:  November 13, 1997                  By: /s/ Robert M. Kaufman
                                          --------------------------------
                                          Robert M. Kaufman
                                          Chief Executive Officer
                                          and Principal Accounting Officer