Form 10-K
period 1997-12-31
CAREMATRIX CORP
filed 1998-03-27
CIK 879969

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-K

             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1997.

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Period from ___________ to ______________.
                           Commission File No. 0-19815

                             CAREMATRIX CORPORATION
             (Exact name of registrant as specified in its charter)
                           --------------------------

                Delaware                                       04-3069586
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

     197 First Avenue, Needham, MA                               02194
(address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (781) 433-1000

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of each class                                 on which registered
     -------------------                                 -------------------
Common Stock, Par Value $.05                           American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                       Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                   [ ]

     On March 19, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $278,770,168. As of March 19, 1998, there were outstanding 17,528,882 shares of registrant's Common Stock, $0.05 par value.

                        --------------------------------

                       Document Incorporated by Reference

Portions of the Company's definitive Proxy Statement for its annual meeting of shareholders which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1997 are incorporated by reference into Part II hereof as provided therein.

================================================================================

ITEM 1.  BUSINESS

Overview
     CareMatrix Corporation (the "Company") (formerly known as The Standish Care Company, Inc.) is a provider of assisted living and other long-term care services. As of December 31, 1997, the Company operated 25 facilities in nine states with a capacity of 2,562 residents. Of these facilities, two are owned, 14 are leased and nine are managed. The Company's three year growth objective is to open at least 25 to 30 facilities a year, with a total capacity of over 8,000 residents, and to acquire additional assisted living facilities or operations. Currently, the Company is developing 69 facilities, of which 27 facilities are under construction. The Company's strategy is to provide a full range of assisted living and other long-term care and related services across a range of pricing options.

     The Company was incorporated in Delaware in October 1989. On October 4, 1996, twelve wholly-owned subsidiaries of the Company were merged into twelve corporations (the "CareMatrix Affiliates"), owned primarily by Abraham, Andrew and Michael Gosman (the "Merger"). The stockholders of CareMatrix Affiliates received approximately 92% of the outstanding shares of Common Stock of the Company. The managements of the Company and the CareMatrix Affiliates determined that a merger of their companies would result in a stronger enterprise with greater potential for expansion. Furthermore, they believed that the Merger would combine a strong base of existing facilities in attractive markets with a large number of facilities under development or construction, strengthen the senior management team and improve the Company's access to equity and debt capital. On October 14, 1996, the Company changed its name to CareMatrix Corporation and effected the Split (as defined herein). The Merger was accounted for as a reverse acquisition, whereby the CareMatrix Affiliates were treated as the acquiror for accounting purposes.

     The Company's principal place of business is 197 First Avenue, Needham, Massachusetts 02194 and its telephone number at that address is (781) 433-1000. Unless otherwise indicated herein or required by the context, references to the "Company" include its subsidiaries.

Assisted Living Industry

     The Company believes that the assisted living industry is evolving as the preferred alternative to meet the growing demands for a cost effective setting for those seniors who cannot live independently due to physical or cognitive frailties but who do not require the more intensive medical attention provided by a skilled nursing facility. According to industry estimates, the assisted and independent living industries generated approximately $12 billion to $15 billion in revenues in 1996.

     Generally, assisted living represents a combination of housing and 24-hour per day personal support services designed to assist seniors with the activities of daily living ("ADLs"), which include bathing, eating, personal hygiene, grooming, remembering medications, ambulating and dressing. Certain assisted living facilities may offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia.

     The Company believes that a number of factors will allow assisted living companies to continue as one of the fastest growing segments of senior care:

     Consumer Preference. The Company believes that assisted living is increasingly becoming the setting preferred by prospective residents as well as their families, who are often the decision makers for seniors. Assisted living is a cost effective alternative to other types of care, offering seniors greater independence and enabling them to age in place in a residential setting.

     Cost Effectiveness. The average annual cost for a patient in a skilled nursing home can exceed $40,000. The average cost for a private pay patient in a skilled nursing home can exceed $75,000 per year in certain markets. In contrast, assisted living services are provided at a cost which is generally 30% to 50% lower than skilled nursing facilities located in the same region. Additionally, the Company also believes that the cost of assisted living services compares favorably with home health care, particularly when costs associated with housing, meals and personal care assistance are taken into account.

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

     According to the U.S. Census Bureau, the median income of the elderly population has been increasing. Accordingly, the Company believes that the number of seniors (and their families) who are able to afford high-quality senior residential services, such as those offered by the Company, has also increased.

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

     Extend Average Length of Stay. Industry studies suggest that the length of stay at assisted living facilities averages two to two and a half years. The company believes that extending the average stay can have a significant positive impact on earnings. Decreasing turnover lowers marketing costs, apartment renovation costs and results in higher occupancy. By combining a focus on hospitality and healthcare with larger apartment sizes we expect to attract seniors earlier in the aging process. By building larger and more adaptable facilities with different components, often within campus-style developments, we strive to accommodate residents as they age in place leading to a longer length of stay.

     Provide Services across a Range of Pricing Options. In addition to providing a broad range of services, the Company believes it will eventually be able to serve nearly all income segments of the senior population by providing these services over a range of pricing options. The Company provides, and is developing models designed to provide, these services to both the moderate and upper income markets. Also, the Company continually evaluates models intended to provide assisted living services for lower income and Medicaid-eligible individuals.

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

     Develop Regional Cluster Markets. The Company seeks to be a leading provider of assisted living services and related residential services in each of its current and targeted cluster market regions. By positioning itself in such cluster regions, the Company believes it can become the provider of choice in a particular market through increased community familiarity. This strategy will also help enable it to achieve operational management efficiencies within these markets. The Company targets middle to upper income metropolitan and suburban areas which have well-established populations of persons 75 years or older. States currently targeted for cluster development include Arizona, California, Connecticut, Florida, Illinois, Massachusetts, Michigan, New Jersey, New York, Ohio and Pennsylvania.

     Develop Hospital and Managed Care Relationships. The Company continues to seek to develop relationships with regional hospital systems, managed care organizations and other care providers to offer a full continuum of care in the areas of assisted living, supportive independent living, Alzheimer's care and skilled nursing/rehabilitative care.

Services Models

     While providing services ranging from independent and supportive independent living to skilled nursing/rehabilitative care, the primary focus of the Company's efforts centers on the various assisted living service models developed by the Company.

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

          Social Model. Within this model, the Company provides three meals daily, housekeeping, personal laundry services, transportation, 24-hour security, regular health screening and assessment as well as personal care services. Additionally, there is a greater focus on resident interaction as well as social and recreational activities.

     Supportive Independent Living. Supportive independent living is provided for seniors who do not yet need assistance with ADLs but who require a residential environment that offers available health care services. The Company provides this level of service in both moderate and upper income markets. The Company believes that the availability of supportive independent living broadens the market attractiveness of each facility or integrated campus by providing a residential setting for those seniors who wish to maintain their independence but desire a supportive environment. Services provided include daily meals, transportation, social and recreational activities, linen, local transportation, housekeeping and health care monitoring. Depending on government regulation, personal care and medical services are available through either facility staff or through home health care agencies. Residents generally pay a monthly rate to cover all services, which is approximately 20% to 30% less than the rate for more traditional assisted living services.

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

Adaptability of Model

     The company has focused on developing models which are adaptable to various locations, income levels and aging in place (increased resident acuity).

     Location. One of the most significant barriers to entry is the ability to obtain zoning and planning approval. For this reason the company has developed models which can be modified in size, unit count and exterior appearance to best fit with local planning concerns and sensitivities. While these modifications purposely change the external appearance and density to best conform to the local market, the buildings are designed to preserve operating efficiencies and program integrity.

     Income Levels. The Company has developed models which can be adapted to different income levels while again preserving operating efficiencies and program integrity. Buildings in more affluent markets are enhanced by adding and upgrading common space, enlarging unit sizes and using a higher level of finish throughout the facility to maximize revenue. In more cost-sensitive markets, the model is made more affordable through less elaborate common spaces, a higher proportion of studio units and access to less expensive labor markets through site location.

     Aging in Place. The Company's new facilities are purposely built for assisted living and senior housing. Each model, however, is designed so that components or wings of the building can be converted over time to accommodate higher acuity residents. Additionally, many individual units are designed in such a way that smaller units can be combined to create larger apartments for couples, individuals with caregivers or individuals with more income who desire larger spaces. Likewise, many of the facility's two bedroom units are designed so that they can be divided into two separate units to accommodate more cost-sensitive residents.

Unit Mix and Size

     The Company has and continues to conduct extensive consumer market research in most of its markets. In response to that research, the Company has designed most of its buildings with a wider range of apartment styles than more traditional assisted living providers. Many assisted living providers offer predominately one room studio apartments. While CareMatrix focuses on providing a high level of health care related to supportive services, our research suggests that potential residents are reluctant to sacrifice their privacy and sense of choice. For this reason we have designed most of our buildings to offer a mix of studio, one bedroom and two bedroom apartments. In addition, our studio apartments tend to be larger than those of most traditional providers. We believe that this approach will prove to be more effective in marketing, maximizing revenue and enhancing resident satisfaction.

Company Operations

     The Company centralizes many of its financial, administrative and operational functions at its corporate headquarters. Such centralization allows facility-based personnel to focus on resident care and ensures that Company-wide policies and procedures are maintained. Corporate personnel with expertise in administration, nursing, marketing, food service, social services, financial management and plant maintenance directly assist and supervise personnel at the facility level. The Company believes that these corporate resources enable each facility to provide services to its residents in a more professional and cost effective manner. The Company is also developing regional offices in certain cluster market regions to enhance its ability to manage its development and operational activities.

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

     Quality Assurance. The Company's quality assurance program is intended to achieve and maintain a high degree of resident and family satisfaction with the care and services it provides. The Company coordinates the implementation of its quality assurance program at each of its facilities through its corporate personnel. The Company encourages resident and family participation and seeks feedback from families and residents through surveys conducted on a regular basis. In addition, facility inspections are conducted regularly by corporate staff. These inspections review all aspects of operations, care and services provided and the overall appearance and cleanliness of the facility.

     Marketing. The Company's marketing efforts are implemented on a regional and local level, all under the supervision of the corporate marketing staff. This structure provides greater cost effectiveness through cost sharing and ensures a consistency in the presentation of the Company to the various regional market places. These efforts are intended to create awareness of the Company and its services among prospective residents, their families, professional referral sources and other key decision makers. The corporate marketing office develops overall strategies to promote the Company and its service offerings throughout the markets in which the Company is currently operating and has targeted. The corporate marketing staff conducts regional and local market surveys of age and income-qualified seniors to help ensure that the Company is meeting the needs and demands of that marketplace. To further both market awareness of the Company by prospective residents and to more accurately assess the needs and demands of seniors, the Company conducts regional focus groups. Corporate personnel develop the overall marketing strategies for each facility, produce all marketing materials, maintain marketing databases, oversee direct mailings, place all media advertising and support facility personnel in the initial development and continuing implementation of marketing plans and sales for each facility.

     Corporate and local marketing offices commence marketing of each newly-developed facility nine to 12 months prior to the scheduled facility opening. Approximately six months prior to each facility opening, a marketing director and marketing sales person are hired for each facility. They are responsible for community outreach activities and community relations, the coordination of referral activities, and providing information to prospective residents and their families with respect to the Company's facilities and services, and conducting facility tours.

Facilities

     Three basic designs have been developed for the Company's existing and future facilities: (i) the stand-alone assisted living facility, (ii) the combined assisted living/supportive independent living facility, and (iii) the stand-alone Alzheimer's care facility. The unit wings of the combined facilities are designed in a modular fashion which allows for modification of the size of the facility in increments of 12 units. This modular design allows for greater development flexibility and encourages social interaction. Current designs include facilities ranging in size from 63 to 168 units for stand-alone assisted living facilities. Combined assisted living/supportive independent living designs range from 124 to 148 units. The residential wings are accented by a large living room centrally located and adjacent to elevators on each floor. The Alzheimer's care facility design is generally smaller than the Company's other facility designs to accommodate the cognitive limitation and needs of the residents and closer, more supportive care programs. The design accommodates a minimum of 32 units which house up to 40 residents and can be expanded to include as many as 64 units, or 80 residents.

     The Company occupies executive offices located in Needham, Massachusetts under a lease expiring in 2001.

Development and Acquisition

     Development Activities. The Company currently plans to develop at least 25 to 30 facilities a year with a total capacity of over 8,000 residents over the next three years.

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

     Facilities will be developed primarily in conjunction with: (i) related party entities, (ii) joint ventures in which related parties have some level of ownership, ranging from minority to majority ownership and (iii) third parties. It is anticipated that a majority of the facilities developed in the next three to four years may be for related party entities owned primarily by Abraham D. Gosman, members of his immediate family and other members of the Company's senior management. The Company expects that it will only enter into agreements with entities that it believes have demonstrated the capabilities to obtain the financing necessary to construct and own the facilities.

     Generally, the Company will enter into development agreements whereby construction financing is obtained by the related or third parties. The Company expects that risks related to construction and the initial operation of the facilities it develops will be borne primarily by related or third parties. The Company expects that it will not enter into management agreements with these parties until completion of the construction of such facilities or upon acquisition of completed facilities. These management agreements would generally be for a 10 year period, with annual fees approximating 5% of net revenues. The Company also expects to have the option to convert such management agreements into fair market value leases (which will be a negotiated percentage of total project costs) for a fifteen-year initial term with two to four five-year fair market value renewal options. There also may be an option to acquire the facility at either fair market value or based on a percentage of Consumer Price Index increases at the end of the initial term or option periods. The Company expects to exercise the lease option at such time as the facilities reach profitability. The related party may sell some of the developed facilities to REITs or other financing sources; however, no such agreements are currently in place. Any such sale would be subject to any management, lease or purchase terms already in place.

     The Company expects that its development projects for joint ventures and third parties either will be turnkey projects or will result in either management contracts or leases.

     The primary milestones in the development process are (i) site selection and signing of a development contract, (ii) obtaining the permitting and approvals necessary to commence construction and (iii) completion of construction. Once a market has been identified, site selection and signing of a development contract typically take approximately one to three months. Land permitting generally takes five to 12 months, although it may take as long as two years, and is typically the most difficult step in the development process due to the Company's selection of sites in established communities which usually require site rezoning. Facility construction normally takes 12 months. After a facility receives a certificate of occupancy, residents usually begin to move in immediately.

     Acquisition Activities. In addition to its development activities, the Company intends to continue to aggressively pursue acquisitions of existing facilities, management agreements and/or leases to the extent that they complement its growth strategy by helping to augment existing cluster markets or to enter new markets. Such acquisitions will depend on a number of factors, including the advantages of acquiring a facility versus leasing for its own benefit, regional or local competition, reputation and quality of the facilities and contribution of the facility to operating results. All potential acquisitions are presented to the Company's Board of Directors or its Executive Committee before authorization is provided for the Company to proceed.

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

     The long-term care industry generally is highly competitive, and the Company expects that the assisted living business in particular will become more competitive in the future. The Company will be competing with numerous other companies providing similar long-term care alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. The Company expects that, as assisted living receives greater attention, competition will grow from new market entrants, including companies focused primarily on assisted living. Nursing facilities that provide long-term care services are also a potential source of competition for the Company.

     The Company believes that there is moderate competition for less expensive segments of the private market and for Medicaid-eligible residents in small communities. Management's experience indicates that seniors who move into assisted living facilities frequently choose facilities near their homes, therefore, the Company's major competitors are other long-term care facilities within the same geographic area as its facilities.

Government Funding

     Assisted living residents or their families generally pay the cost of care from their own financial resources. Depending on the nature of an individual's health insurance program or long-term care insurance policy, the individual may receive reimbursement for costs of care under an alternative care benefit. Government funding for assisted living has been limited. Some state or local governments offer housing subsidies for rent or housing-related services for low income seniors. Others may provide subsidies in the form of additional payment for those who receive Supplement Security Income (SSI). Medicaid provides insurance for certain financially or medically needy persons, regardless of age, and is funded jointly by federal, state and local governments. Medicaid reimbursement varies from state to state.

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

     The Company expects that state Medicaid and Medicare reimbursement programs will constitute an additional source of future revenues at its skilled nursing and rehabilitation centers. Medicaid programs typically provide for fixed rate payment to health care providers. Providers must accept reimbursement from Medicaid as payment in full for all covered services rendered to Medicaid patients. Medicare is a federally-funded and administered health insurance program that provides coverage for a wide range of health care services, including intensive rehabilitation, skilled nursing and certain related medical services. With respect to skilled nursing and rehabilitation, Medicare is a retrospective payment system in which each facility receives an interim payment during the year, which is later adjusted to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. There can be no assurance that either Medicaid or Medicare will pay rates that recognize all of the Company's costs of providing services to residents covered by those programs.

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

     Many of the states in which the Company operates have adopted certificate of need statutes applicable to the assisted living and skilled nursing services provided by the Company. Such statutes provide generally that, prior to the addition of new services or the making of certain capital expenditures exceeding defined levels, a state agency must determine that a need exists for such proposed activities. Failure to obtain the necessary state approval can result in the inability to provide the service, operate the facility or complete the addition or other change, and also can result in the imposition of sanctions or adverse action in respect of the facility's license and reimbursement. To date, the Company has generally not experienced any difficulty in obtaining such state approvals where required.

     The ability of the Company to operate profitably will depend in part upon the Company obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations.

     Some residents may require ancillary health services from time to time, such as skilled nursing, therapy, pharmacy or other health services. In some states, these services must be provided by persons or entities that are specifically licensed or certified, as applicable, to provide such health care services. The Company may from time to time enter into agreements with other entities to provide ancillary services where it is not itself licensed or certified to provide them.

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

     Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. Similar state laws vary from state to state, are sometimes vague and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in (i.e., furnishing covered items or services to beneficiaries of) the Medicare and Medicaid programs. Although the Company does not receive all of its total revenues from certain Medicaid waiver programs and is otherwise not a Medicare or Medicaid provider or supplier, it is subject to these laws because (i) the state laws typically apply regardless of whether Medicare or Medicaid payments are at issue and (ii) as required and under some state licensure laws, and for the convenience of its residents, some of the Company's assisted living facilities maintain contracts with certain health care providers and practitioners, including pharmacies, visiting nurse organizations and hospices, through which the health care providers made their health care items or services (some of which may be covered by Medicare or Medicaid) available to the Company's residents. There can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

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

Insurance

     Health care companies are subject to medical malpractice, personal injury and other liability claims, which are customary risks inherent in the operation of health facilities and generally covered by insurance. The Company maintains property, liability and professional malpractice insurance policies in amounts and with such coverages and deductibles which are deemed appropriate by management, based upon historical claims, industry standards, and the nature and risks of its business. The Company provides medical malpractice insurance for its employee physicians and also requires that non-employee physicians practicing at its facilities carry medical malpractice insurance to cover their respective individual professional liabilities. The Company currently maintains professional liability insurance and general liability insurance. The general liability insurance is limited to $1.0 million per occurrence and $3.0 million in the aggregate. The Company also has an umbrella excess liability protection policy in the total amount of $20.0 million. There can be no assurance that a future claim will not exceed available insurance coverages or that such coverages will continue to be available for the same scope at reasonable premium rates. Any substantial increase in the cost of such insurance or the unavailability of any such coverages could have an adverse effect on the Company's business.

Employees

     As of December 31, 1997, the Company had approximately 1,300 full-time employees. In addition, administrators of certain managed facilities, while not employees of the Company, are under the supervision of the Company. None of the Company's employees is represented by a union. The Company considers its employee relations to be good. Although the Company believes it is able to employ sufficient skilled personnel to staff the facilities it operates or manages, a shortage of skilled personnel in any of the geographic areas in which it operates could adversely affect the Company's ability to recruit and retain qualified employees and its operating expenses.

ITEM 2.  PROPERTIES

     The following table sets forth certain information regarding facilities owned, leased or managed by the Company at December 31, 1997:

                                                Owned/leased                               Resident
                  Facility                        Location             Care level          Capacity
--------------------------------------------------------------------------------------------------------
OWNED/LEASED

Connecticut
    Westfield Court (2)                      Stamford            Independent Living                 165
Florida
   Bailey Village (3)                        Gainesville         Assisted Living                     72
   Brazilian Court (2)                       Palm Beach          Senior Residential                 101
   Forest Trace at Inverrary (2)             Lauderhill          Assisted Living/                   324
                                                                 Independent Living
Maryland
   Annapolitan Care Center (2)               Annapolis           Assisted Living                     84
   Silver Spring (2)                         Silver Spring       Skilled Nursing                    138
Massachusetts
    Avery Crossing (2)                       Needham             Assisted Living/                    60
                                                                 Independent Living
    Avery Manor (2)                          Needham             Skilled Nursing                    142
    CareMatrix of Dedham (2)                 Dedham              Skilled Nursing/                   142
                                                                 Alzheimer's Care
New Hampshire
    Sunny Knoll                              Franklin            Alzheimer's Care                    32
North Carolina
    Piedmont Village at Newton (2)           Newton              Assisted Living                     39
    Piedmont Village at Statesville (2)      Statesville         Assisted Living                     75
    Piedmont Village at Yadkinville (2)      Yadkinville         Assisted Living                     50
Virginia
    Dominion Village at Chesapeake (2)       Chesapeake          Assisted Living                     54
    Dominion Village at Poquoson (2)         Poquoson            Assisted Living                     48
    Dominion Village at Williamsburg (2)     Williamsburg        Assisted Living                     58
                                                                                           -------------
                                                                                                   1584
                                                                                           -------------

MANAGED (1)

Connecticut
    The Cragganmore                          Southington         Assisted Living/                    96
                                                                 Alzheimer's Care
    Stonybrook (4)                           Darien              Assisted Living/                    86
                                                                 Independent Living
    Ridgefield (4)                           Ridgefield          Skilled Nursing                    120
Florida
     Franco                                  Miami               Skilled Nursing                    120
Massachusetts
    Standish Village of Lower Mills (5)      Boston              Assisted Living/                    92
                                                                 Alzheimer's Care
New Jersey
    Chancellor Park at The Windrows (4)      Princeton           Assisted Living                     83
    Forrestal Skilled Nursing (4)            Princeton           Skilled Nursing                    180
New York
    Mayfair at Glen Cove (4)                 Glen Cove           Senior Residential                  80
    Cambridge House on the Hudson (4)        Ossining            Senior Residential                 121
                                                                                           -------------
                                                                                                    978
                                                                                           -------------
                                                                                                   2562
                                                                                           -------------

--------------------------------------------------------------------------------

(1)  Management contracts typically have a term of between 5 and 10 years.
(2)  Operating lease.
(3) 100% owned by the Company, subject to mortgages securing debt in the aggregate amount of $1.1 million.
(4)  Managed for a related party.
(5) The Company holds a 30% interest in the corporate general partner, which owns a 1% interest in the owner partnership.

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

None.

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     The Company's shares are traded on the American Stock Exchange under the symbol CMD. The following table sets forth for the periods shown here the high and low sales price for the shares. All prices have been adjusted to reflect the one-for-five reverse split of the Company's common stock (see Note 1 of Notes to Financial Statements).

                         1997                                                                  1996
    ------------------- ------------- -------------                       -------------------- ------------- ------------
    Quarter                 High          Low                             Quarter                  High          Low
    -------                 ----          ---                             -------                  ----          ---
    First                 $19.375       $13.250                           First                  $22.188       $14.375
    Second                $25.000       $16.125                           Second                 $29.375       $10.625
    Third                 $25.875       $20.250                           Third                  $26.875       $17.500
    Fourth                $30.000       $25.000                           Fourth                 $21.875       $11.625

     As of March 19, 1998, there were outstanding 17,528,882 shares of common stock held by 104 holders of record. Included in the number of shareholders of record are shares held in "nominee" or "street" name.

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

     On August 18, 1997, the Company completed the private offering of $100,000,000 aggregate principal amount of 6 1/4% Convertible Subordinated Notes due 2004 (the "Notes"). The aggregate discounts and commissions related to the Notes equaled $2,750,000. On October 1, 1997, the over-allotment with respect to the Notes was completed whereby $15,000,000 aggregate principal amount of Notes was issued. The aggregate discounts and commissions with respect to the over-allotment option was $412,500. The initial purchasers of the Notes were Robertson, Stephens & Company LLC, Morgan Stanley & Co. Incorporated, PaineWebber Incorporated, Salomon Brothers Inc. and Smith Barney Inc. (collectively, the "Initial Purchasers"). The Notes were offered only (i) inside the United States to "Qualified Institutional Buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended (the "Act")) in compliance with Rule 144A of the Act, (ii) inside the United States to a limited number of other institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) or
(7) under the Act) in reliance on Regulation D of the

Act, and (iii) outside the United States to persons other than U.S. persons in reliance on Regulation S of the Act. The Notes are convertible into shares of the Company's common stock at a conversion price of $28.875 per share.

     In connection with the exercise of warrants issued by the Company, the following parties were issued shares of the Company's Common Stock pursuant to an exemption from registration under Section 4(2) of the Act: (i) J. Edmund and Company exercised a warrant on December 19, 1997 with respect to 8,060 shares of Common Stock at an exercise price of $18.90 per share and (ii) Roger O. Peterkin exercised a warrant on December 30, 1997 with respect to 4,000 shares of Common Stock at an exercise price of $18.90 per share.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          Year ended December 31,
                                            ------------------------------------------------------------------------------------
                                                                                                            June 24, 1994
                                                                                                            (inception) to
                                                   1997                1996               1995            December 31, 1994
                                            ------------------------------------------------------------------------------------
Operating revenue.........................    $ 73,193,088         $ 12,907,445       $ 2,484,857            $   366,214
Net earning (loss)........................    $  6,576,387         $ (6,645,614)      $(7,206,243)           $(2,555,352)

Diluted earning (loss) per common
share.....................................    $       0.38         $      (0.59)      $     (0.72)           $     (0.26)

BALANCE SHEET DATA:
Total assets..............................    $282,048,480         $108,065,144       $ 2,409,844            $   330,323
Long-term obligations.....................    $117,211,412(2)      $ 10,109,037       $10,312,197            $ 2,729,791
Redeemable preferred stock................    $    233,000         $    250,000       $        --            $        --
Total stockholders' equity (deficit).....     $ 99,161,300         $ 88,035,557(1)    $(9,761,595)           $(2,555,352)

Cash dividend declared per
  common share............................    $         --         $        --        $        --            $       --

(1) In October 1996, the Company completed a secondary public offering of its common stock. The Company sold 6,250,000 shares of Common Stock at $15 per share, which resulted in net proceeds to the Company of approximately $87,254,000.

(2) In August and October 1997, the Company issued a total of $115,000,000 of 6-1/4% Convertible Subordinated Notes.

     Prior to the Merger (described below), the Company consisted of a combination of business entities which were operated since their date of inception (June 24, 1994) under common control by Abraham D. Gosman ("Mr. Gosman"), who, together with his sons, Andrew D. Gosman and Michael M. Gosman, owns a controlling interest in the Company, directly or through family limited partnerships.

     On October 4, 1996, twelve wholly-owned subsidiaries of The Standish Care Company, Inc. ("Standish") were merged into the business entities controlled by Mr. Gosman with the stockholders of the Company receiving approximately 92% (10,000,000 shares) of Standish common stock (the "Merger"). Following the Merger, Standish changed its name to CareMatrix Corporation. The Merger was accounted for as a reverse acquisition, whereby the Company was treated as the acquirer for accounting purposes. Accordingly, the financial history presented is that of the Company prior to the Merger. In conjunction with the Merger, the Company effected a one-for-five reverse stock split (the "Split") of the Company's common stock. Accordingly, all common stock data presented herein, including the retroactive restatement of the Company's historical capitalization, has been adjusted to reflect this transaction and the Merger.


       THE SELECTED FINANCIAL DATA SHOULD BE READ IN CONJUNCTION WITH THE
                        CONSOLIDATED FINANCIAL STATEMENTS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

     On October 4, 1996, twelve wholly-owned subsidiaries of the Company consummated a Merger with the CareMatrix Affiliates. In the Merger, the Company acquired all of the assets and operations of the CareMatrix Affiliates and issued 10,000,000 shares of its Common Stock (as adjusted to give effect to the Split) to the stockholders of the CareMatrix Affiliates. The Merger was treated as a "reverse acquisition" for accounting purposes, with the CareMatrix Affiliates treated as the accounting acquiror, even though the Company was the surviving parent corporation for legal purposes. In a reverse acquisition, the accounting acquiror is treated as the surviving entity, even though the Company's legal existence does not change, and the financial statements of the Company reflect the historical financial statements of the CareMatrix Affiliates. The Company, as the accounting acquiror, treats the Merger as a purchase acquisition. The Merger was recorded using the historical cost basis for the assets and liabilities of the CareMatrix Affiliates, and the estimated fair value of the Company's assets and liabilities.

Overview

     The Company is a leading provider of assisted living services to the elderly. At December 31, 1997, the Company operated 25 facilities in nine states with a capacity of 2,562 residents, including 16 facilities owned or leased by the Company or in which is has ownership interests and nine facilities managed for related or third parties. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who may not be able to live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

     The Company derives its revenues from three primary sources: (i) resident fees for the delivery of independent and assisted living and other long-term care services; (ii) management services income for management of facilities; and
(iii) fee income from the development and construction of facilities. Resident fees typically are paid monthly by residents, their families or other responsible parties. Resident fees and management fees are recognized as revenues when services are provided. Development fee revenue is recognized on the percentage of completion basis.

     The Company classifies its operating expenses into the following categories: (i) facility operating; (ii) facility lease expense; (iii) general and administrative expenses, which primarily include headquarters and regional staff expenses and other overhead costs; and (iv) depreciation and amortization. In anticipation of its growth plans, the Company made significant investments in its infrastructure in 1997 and 1996 through the addition of headquarters and regional staff.

     The following discussion, as well as other portions of this document, includes certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially. All cross references to "Notes" refer to the Notes to the Company's Financial Statements, included as a part of this Annual Report on Form 10-K.

           THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED
                                DECEMBER 31, 1996

     REVENUES. Net revenues for 1997 increased by $60.3 million compared to 1996. The increase is due to increases of $39.8 million in resident operations revenue, $15.4 million in development fee income and $5.1 million in management fees.

     Resident operations revenue increased $39.8 million primarily due to $24.2 million earned from facilities leased less than one year, $9.2 million earned from one facility which is contributing a full year of revenue in 1997 compared to three months in 1996, and $5.2 million from former Standish properties which are contributing a full year in 1997 compared to three months in 1996. Comparable facility revenue increased $1.2 million.

           THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED
                          DECEMBER 31, 1996 (continued)

     Development fee income was $17.6 million in 1997 versus $2.2 million in 1996. The increase is primarily due to the higher number of projects in development in 1997 compared to the number of projects in 1996. The Company began its development operations in the fourth quarter of 1996.

     Management fee revenue for 1997 increased by $5.1 million compared to 1996. This increase is due to $3.1 million in fees earned for marketing and preopening services related to development projects and $2.1 million earned from new contracts partially offset by a decrease of $51,000 in fees as a result of three properties changing from management contracts to leases.

     FACILITY EXPENSES. Facility expenses increased by $36.8 million in 1997 compared to 1996. The increase in facility expenses is comprised of an increase in lease expenses of $7.0 million and an increase in operating expenses of $29.8 million.

     Facility operating expenses were $38.4 million in 1997 compared to $8.6 million in 1996, an increase of $29.8 million. The increase is primarily due to $17.6 million of expenses from facilities leased less than one year, and $11.4 million from four facilities which were open for an entire year compared to three months in 1996. Comparable facility operating expenses increased $553,000.

     Facility lease expense was $8.5 million in 1997 compared to $1.5 million in 1996, an increase of $7.0 million. The increase is primarily due to $3.1 million of expenses from facilities leased less than one year, $1.3 million from two facilities which have a full year of lease expense compared to three months in 1996, $2.4 million from two facility leases entered into in January 1997, and $200,000 from a former Standish property which was converted from a capital lease to an operating lease in August 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses in 1997 increased to $15.0 million from $8.3 million in 1996. As a percentage of operating revenue, general and administrative expenses in 1997 declined to 20.5% from 64.1% in 1996. The increase in expense is primarily due to an increase in salary and benefits of $4.4 million for the hiring of additional corporate staff in anticipation of the Company's growth, $800,000 for travel related expenses, and $322,000 for advertising expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization in 1997 increased by $1.7 million compared to 1996. The increase is primarily due to $1.1 million of amortization of goodwill incurred as a result of the Merger, $369,000 of amortization of lease acquisition costs, $144,000 of depreciation of assets acquired from Standish, and $133,000 of depreciation of assets from facilities leased less than one year.

     INTEREST INCOME. Interest income increased by $4.8 million compared to 1996. The increase is primarily due to interest earned as a result of investing cash balances for a full year from the secondary offering (see Note 10) and from the net proceeds received in 1997 from the issuance of $115 million of convertible debt (see Note 8).

     INTEREST EXPENSE. Interest expense increased by $2.2 million compared to 1996. The increase is primarily due to interest expense of $2.6 million on the convertible notes issued in 1997 (see Note 8) offset by a decrease of $875,000 in interest expense due to the Company's principal stockholder.

                THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE
                          YEAR ENDED DECEMBER 31, 1995

     The following discussion reviews the Company's results of operation for the years ended December 31, 1996 and December 31, 1995. The CareMatrix Financial Statements and the Notes thereto present the results of operations of the entities that had been operated under common control on a combined basis prior to the Merger.

                THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE
                    YEAR ENDED DECEMBER 31, 1995 (continued)

     REVENUES. Net revenues for 1996 increased by $10.4 million compared to 1995. The increase is due to increases of $7.3 million in resident operations revenue, $2.2 million in development fee income, and $900,000 in management fees.

     Resident operations revenue increased $7.3 million primarily due to an incremental $6.9 million earned from one facility which is contributing a full year of revenue in 1996, compared to five months in 1995, and from a facility the Company began leasing in October 1996, and $1.6 million from Standish properties which were included in the Company's results of operations after the Merger in October 1996, offset by a decrease of $1.0 million from the closing of the Company's outpatient rehabilitation facility in Atlanta, Georgia.

     Development fee income was $2.2 million in 1996 as compared with $0 in 1995 as the Company did not begin development activity until after the Merger.

     Management fee revenue for 1996 increased $900,000. This increase was due to the recognition of fees in 1996 on two new third party management properties in Florida which contributed $415,000 compared to $0 in the prior year, three new related party management contracts entered into during 1996 and four Standish management contracts which were included in the Company's results of operations after the Merger in October 1996.

     FACILITY EXPENSES. Facility expenses increased by $6.2 million compared to 1995. The $6.2 million increase consists of $7.1 million from the operation of one facility for an entire year plus expenses from the Company's newly leased facility and $1.2 million from former Standish properties which were included in the Company's results of operations after the Merger in October 1996, offset by a decrease of $2.2 million from the closing of the Company's outpatient rehabilitation facility in Atlanta, Georgia.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses in 1996 increased to $8.2 million from $4.3 million in 1995. As a percentage of operating revenue, general and administrative expenses in 1996 declined to 64% from 175% in 1995. The increase in expense is primarily due to an increase in salary and benefits expenses relating to the hiring of additional corporate staff in anticipation of the Company's growth plans.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization in 1996 increased by $570,000 compared to 1995. The $570,000 increase is primarily due to $250,000 of amortization of goodwill incurred as a result of the Merger, $151,000 for a full year of depreciation and amortization on the Company's leased facility and $104,000 for assets acquired from Standish.

     INTEREST INCOME. The Company's interest income was $576,000 for 1996. No interest income was recorded for 1995. The 1996 interest income was primarily due to $507,000 earned as a result of investing the cash balances from the proceeds of the secondary offering during the period of October 28, 1996 through December 31, 1996.

     INTEREST EXPENSE. Interest expense for 1996 increased to $1.1 million from $544,000 in 1995. The $594,000 increase was primarily due to interest expense of $430,000 to the Company's then principal stockholder and $190,000 of interest expense of Standish. These increases were partially offset by a decrease of $116,000 in interest expense for the closing of the Company's outpatient rehabilitation facility.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 1997 were $152.6 million compared to $58.0 million at December 31, 1996, an increase of approximately $94.7 million. This increase is primarily due to the net proceeds received from the Company's 1997 private offering of 6 1/4% Convertible Subordinated Notes partially offset by costs incurred related to acquired leases, additions to fixed assets, and increases in accounts receivable.

     Cash used by operations was $2.3 million in 1997 compared to a $10.2 million in 1996. The decrease in the use of cash is primarily due to increased earnings partially offset by increases in accounts receivable due to the leasing of new facilities and an increase in development fees receivable.

     Cash used in investing activities was $12.2 million in 1997 compared to $5.5 million in 1996. The increase in cash used is due primarily to costs associated with acquiring lease rights to new facilities and $1.9 million for capital expenditures, primarily for renovations to existing facilities and the upgrade of the Company's information systems.

     Cash flow provided by financing activities was $109.2 million in 1997 compared to $73.5 million in 1996. This increase in cash provided is due primarily to the net proceeds received from the convertible debt offering, partially offset by $2.8 million of debt repayments.

     The Company has made an initial review of issues related to the Year 2000 and does not expect that it will have a material impact on the Company's business, operations, or financial condition. However, the Company could be adversely impacted by the Year 2000 issue if its key suppliers and other third parties do not address the issue successfully. The Company is addressing these risks in order to reduce the impact on the Company.

     The Company will require resources in the future to fund the planned acquisition and development of additional assisted living, independent and supportive independent and extended care facilities as well as its working capital requirements. The Company expects to partially fund these resource requirements with its cash on hand as well as related party or third-party financing of facilities to be developed. Furthermore, the Company intends to seek bank borrowings and other debt or equity financings to provide additional sources of capital in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are included under Part IV,
Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of the Company's year ended December 31, 1997 and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of the Company's year ended December 31, 1997 and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of the Company's year ended December 31, 1997 and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item will contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of the Company's year ended December 31, 1997 and such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Applicable Schedules Thereto

    Report of Independent Accountants....................................... F-1
    Balance Sheets as of December 31, 1997 and 1996......................... F-2
    Statements of Operations for the years ended
        December 31, 1997, 1996 and 1995.................................... F-3
    Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995.................................... F-4
    Statement of Changes in Stockholders' Equity (Deficit)
        ended December 31, 1997, 1996 and 1995.............................. F-5
    Notes to Consolidated Financial Statements.............................. F-6
    Financial Statement Schedules...........................................F-16

                  Schedule II - Valuation and Qualifying Accounts

     All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

(b) Reports on Form 8-K: None

(c) Exhibits: See Exhibit List immediately following the signature pages hereto for a list of the exhibits filed with this Annual Report on Form 10-K.

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareMatrix Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the year ended December 31, 1997 and 1996, and the combined results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.


                                             /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 6, 1998

CAREMATRIX CORPORATION
CONSOLIDATED  BALANCE SHEETS
as of December 31, 1997 and 1996

ASSETS                                                                                   1997                 1996
------                                                                            ------------------   ------------------
Current assets:
  Cash and cash equivalents                                                          $ 152,619,435         $ 57,966,360
  Restricted cash                                                                        3,102,468              836,745
  Receivables:
       Accounts receivable, net of allowance for doubtful accounts of
          $1,105,432 and $1,067,092 at December 31, 1997
          and 1996, respectively                                                        12,461,704            3,959,233
       Accounts receivable -- related party                                              9,096,479              938,910
       Other receivables                                                                   730,584              309,613
  Prepaid expenses and other current assets                                              3,488,592            1,772,995
  Assets held for sale                                                                          --              576,573
                                                                                     --------------        ------------
          Total current assets                                                         181,499,262           66,360,429
Lease acquisition costs, net                                                             4,240,733            4,553,332
Property and equipment, net                                                              4,650,823            9,503,011
Due from stockholder                                                                     2,622,383              356,740
Other long-term assets, net                                                             17,262,630            1,329,974
Goodwill, net of accumulated amortization of $1,319,277 and $249,978 at
     December 31, 1997 and 1996, respectively                                           21,772,649           25,961,658
                                                                                     --------------        ------------
          Total assets                                                               $ 232,048,480         $108,065,144
                                                                                     ==============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                 $ 2,000,000          $ 2,776,522
     Accounts payable                                                                    3,819,719            1,346,140
     Accrued compensation                                                                1,103,308              693,120
     Accrued liabilities                                                                 7,925,147            4,565,503
     Other current liabilities                                                             827,594              539,265
                                                                                     --------------        ------------
          Total current liabilities                                                     15,675,768            9,920,550
Long-term debt                                                                                  --            8,903,156
Convertible subordinated notes                                                         115,000,000                   --
Other long-term liabilities                                                              2,211,412            1,152,960
Minority interest                                                                               --               52,921

Commitments and contingencies

Stockholders' equity:
     Preferred stock,  stated at liquidation value of $10.00 per share, 23,300 and 25,000 shares issued and outstanding at December 31, 1997 and
         1996, respectively                                                                233,000              250,000
     Common stock, par value $.05, authorized 75,000,000 shares,
         17,261,893 and 17,111,649 shares issued and outstanding
         at  December 31, 1997 and 1996, respectively                                      863,095              855,582
Additional paid-in capital                                                             107,896,027          103,337,184
Accumulated deficit                                                                     (9,830,822)         (16,407,209)
                                                                                     --------------        ------------
          Total stockholders' equity                                                    99,161,300           88,035,557
                                                                                     --------------        ------------
            Total liabilities and stockholders' equity                               $ 232,048,480         $108,065,144
                                                                                     ==============        ============

    The accompanying notes are an integral part of the financial statements.

 CAREMATRIX CORPORATION
 STATEMENTS OF OPERATIONS
 for the years ended December 31, 1997, 1996 and 1995

                                                                     Consolidated                        Combined
                                                      -----------------------------------------     -----------------
                                                          Year Ended             Year Ended            Year Ended
                                                       December 31, 1997      December 31, 1996     December 31, 1995
                                                      ------------------      -----------------     -----------------
 Revenue:
      Resident operations                                   $ 50,784,960           $ 10,419,567           $ 2,484,857
      Resident operations -- related party                     4,771,799                263,293                    --
      Development fee income                                   5,790,795              1,548,968                    --
      Development fee income -- related party                 11,845,534                675,617                    --
                                                     -------------------      -----------------     ------------------
           Total revenue                                      73,193,088             12,907,445             2,484,857
                                                     -------------------      -----------------     ------------------

 Expenses:
      Facility operating expenses                             38,385,616              8,556,340             3,268,369
      Facility lease expense                                   4,501,279              1,230,902               645,702
      Facility lease expense -- related party                  4,013,918                291,677                    --
      Provision for asset write-down and
           closure costs                                              --                     --               894,872
      General and administrative                              15,003,514              3,167,252                    --
      General and administrative -- related party                     --              5,105,845             4,335,655
      Depreciation and amortization                            2,315,189                573,091                 2,931
                                                     -------------------      -----------------     ------------------
           Total expenses                                     64,219,516             18,925,107             9,147,529
                                                     -------------------      -----------------     ------------------

 Earnings (loss) from operations                               8,973,572             (6,017,662)           (6,662,672)

 Other income (expense):
      Interest income                                          5,421,078                576,244                    --
      Interest expense                                        (3,357,716)              (263,098)                   --
      Interest expense -- related party                               --               (874,876)             (543,571)
                                                     -------------------      -----------------     ------------------
           Total other expense                                 2,063,362               (561,730)             (543,571)
                                                     -------------------      -----------------     ------------------

 Earnings (loss) before income taxes and
     preferred dividends                                      11,036,934             (6,579,392)           (7,206,243)
 Income taxes                                                  4,436,847                     --                    --
                                                     -------------------      -----------------     ------------------
 Earnings (loss) before preferred dividends                    6,600,087             (6,579,392)           (7,206,243)
 Preferred dividends                                              23,700                 66,222                    --
                                                     -------------------      -----------------     ------------------
 Net earnings (loss)                                        $  6,576,387            $(6,645,614)          $(7,206,243)
                                                     ===================      =================     ==================

 Basic shares outstanding                                     17,144,338             11,271,169            10,000,000
                                                     ===================      =================     ==================
 Basic earnings (loss) per share                            $       0.38            $     (0.59)          $     (0.72)
                                                     ===================      =================     ==================

 Diluted shares outstanding                                   17,536,173             11,271,169            10,000,000
                                                     ===================      =================     ==================
 Diluted earnings (loss) per common share                   $       0.38            $     (0.59)          $     (0.72)
                                                     ===================      =================     ==================



                        The  accompanying  notes  are an  integral  part  of the financial statements.

 CAREMATRIX CORPORATION
 STATEMENTS OF CASH FLOWS
 for the years ended December 31, 1997, 1996 and 1995

                                                                       Consolidated                       Combined
                                                        ----------------------------------------      -----------------
                                                             Year Ended            Year Ended             Year Ended
                                                         December 31, 1997     December 31, 1996      December 31, 1995
                                                        ------------------     -----------------      -----------------
 Cash flows from operating activities:
     Net earnings (loss)                                       $ 6,576,387          $ (6,645,614)          $ (7,206,243)
     Noncash items included in net earnings (loss):
       Issuance of stock to employees                                   --             1,200,000                     --
       Minority interest in net losses                                  --               (12,151)                    --
       Depreciation of fixed assets                                644,237               247,301                  2,931
       Amortization of intangible assets                         1,670,952               325,790                     --
       Accretion of deferred rent liability                         48,336                10,240                     --
       Accretion of bargain purchase option                        228,769                82,136                     --
       Provision for write-down of assets and
            closure costs                                               --                    --                894,872
       Increase in accounts receivable                         (16,514,572)           (3,912,003)              (509,252)
       Increase (decrease) in current liabilities                4,714,040              (165,196)             1,467,225
       Other                                                       328,630            (1,335,596)              (697,397)
                                                        ------------------     -----------------      -----------------
       Net cash used by operating activities                    (2,303,221)          (10,205,093)            (6,047,864)
                                                        ------------------     -----------------      -----------------
 Cash flows from investing activities:
     Additions to property and equipment                        (1,948,169)           (1,549,592)              (740,871)
     Increase in assets held for sale                             (781,237)             (288,583)                    --
     (Increase)/decrease in other long-term assets              (4,207,219)              107,125                     --
     Increase in current and long-term notes receivable         (1,575,996)           (1,057,813)                    --
     Increase in restricted cash                                (1,623,374)              (97,251)                    --
     Increase in lease acquisition costs                        (2,087,568)           (2,800,000)                    --
     Cash acquired in merger                                            --               212,907                     --
                                                        ------------------     -----------------      -----------------
     Net cash used by investing activities                     (12,223,563)           (5,473,207)              (740,871)
                                                        ------------------     -----------------      -----------------
 Cash flows from financing activities:
     Advances of funds from stockholder                                 --             9,613,923              6,931,590
     Redemption of preferred stock                                      --            (1,400,000)                    --
     Gross proceeds from secondary offering                             --            93,750,000                     --
     Secondary offering expenses                                        --            (6,496,234)                    --
     Exercise of stock options and warrants, net                 2,032,282               138,000                     --
     Repayments to stockholder                                  (1,468,756)          (21,700,000)                    --
     Proceeds from issuance of convertible
          subordinated notes, net                              111,448,423                    --                     --
     Repayment of debt                                          (2,832,090)             (405,672)                    --
                                                        ------------------     -----------------      -----------------
     Net cash provided by financing activities                 109,179,859            73,500,017              6,931,590
                                                        ------------------     -----------------      -----------------
 Increase in cash and cash equivalents                          94,653,075            57,821,717                142,855
 Cash and cash equivalents, beginning of period                 57,966,360               144,643                  1,788
                                                        ------------------     -----------------      -----------------
 Cash and cash equivalents, end of period                    $ 152,619,435          $ 57,966,360              $ 144,643
                                                        ==================     =================      =================

                         The  accompanying  notes  are an  integral  part of the financial statements.

CAREMATRIX CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) for the years ended December 31, 1997, 1996, and 1995

                                                                                             Preferred Stock
                                                                             -----------------------------------------------
                                                        Common Stock                Series A               Series B
                                                ----------------------------------------------------------------------------
                                                   Shares        Amount       Shares     Amount     Shares       Amount
                                                   ------        ------       ------     ------     ------       ------
Balance - December 31, 1994                      10,000,000    $ 500,000          --   $      --        --    $        --
Net loss
                                                -----------    ---------   ---------   ---------   -------    -----------
Balance - December 31, 1995                      10,000,000      500,000          --          --        --             --
Standish shares acquired upon merger                740,747       37,037      27,000     270,000       100      1,400,000
Shares issued upon secondary offering, net        6,250,000      312,500
Shares issued in connection with merger             107,408        5,370
Cost of stock issued to employees
Redemption of preferred stock                                                                         (100)    (1,400,000)
Conversion of preferred stock                         1,494           75      (2,000)    (20,000)
Exercise of stock options                            12,000          600
Net loss
                                                -----------    ---------   ---------   ---------   -------    -----------
Balance - December 31, 1996                      17,111,649      855,582      25,000     250,000        --             --
Conversion of preferred stock                         1,489           74      (1,700)    (17,000)
Exercise of stock options                           149,569        7,478
Income tax effect of stock option exercises
Repurchase of shares                                (12,874)        (644)
Exercise of warrants                                 12,060          605
Change in measurement date of employee stock options
Issuance of warrants
Net earnings                                             --           --          --          --        --             --
                                                -----------    ---------   ---------   ---------   -------    -----------
Balance - December 31, 1997                      17,261,893    $ 863,095      23,300   $ 233,000        --    $        --
                                                ===========    =========   =========   =========   =======    ===========

                                                                Additional
                                                                 Paid-in                    Accumulated
                                                                 Capital                      Deficit             Total
                                                               -------------           ------------------     --------------
Balance - December 31, 1994                                    $    (500,000)             $ (2,555,352)       $(2,555,352)
Net loss                                                                                    (7,206,243)        (7,206,243)
                                                               -------------           ---------------        -----------
Balance - December 31, 1995                                         (500,000)               (9,761,595)        (9,761,595)
Standish shares acquired upon merger                              15,543,963                                   17,251,000
Share issued upon secondary offering, net                         86,941,266                                   87,253,766
Shares issued in connection with merger                               (5,370)                                          --
Cost of stock issued to employees                                  1,200,000                                    1,200,000
Redemption of preferred stock                                                                                  (1,400,000)
Conversion of preferred stock                                         19,925                                           --
Exercise of stock options                                            137,400                                      138,000
Net loss                                                                                    (6,645,614)        (6,645,614)
                                                               -------------           ---------------       ------------
Balance - December 31, 1996                                      103,337,184               (16,407,209)        88,035,557
Conversion of preferred stock                                         16,926                                           --
Exercise of stock options                                          1,797,736                                    1,805,214
Income tax effect of stock option exercises                          717,248                                      717,248
Repurchase of shares                                                                                                 (644)
Exercise of warrants                                                 227,111                                      227,716
Change in measurement date of employee stock options               1,154,750                                    1,154,750
Issuance of warrants                                                 645,072                                      645,072
Net earnings                                                                                 6,576,387          6,576,387
                                                               -------------           ---------------      -------------
Balance - December 31, 1997                                    $ 107,896,027              $ (9,830,822)       $99,161,300
                                                               =============           ===============      =============


                         The  accompanying  notes are an  integral  part of the financial statements.

                             CAREMATRIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS, ORGANIZATION AND PRESENTATION:

     CareMatrix Corporation ("CareMatrix" or the "Company") develops, manages and operates assisted living and various other health care facilities.

     Prior to the Merger (described below), the Company consisted of a combination of business entities which were operated since their date of inception (June 24, 1994) under common control by Abraham D. Gosman ("Mr. Gosman"), who, together with his sons, Andrew D. Gosman and Michael M. Gosman, owns a controlling interest in the Company, directly or through family limited partnerships.

     On October 4, 1996, twelve wholly-owned subsidiaries of The Standish Care Company, Inc. ("Standish") were merged into the business entities controlled by Mr. Gosman with the stockholders of the Company receiving approximately 92% (10,000,000 shares) of Standish common stock (the "Merger"). Following the Merger, Standish changed its name to CareMatrix Corporation. The Merger was accounted for as a reverse acquisition, whereby the Company was treated as the acquirer for accounting purposes. Accordingly, the financial history presented is that of the Company prior to the Merger. In conjunction with the Merger, the Company effected a one-for-five reverse stock split (the "Split") of the Company's common stock. Accordingly, all common stock data presented herein, including the retroactive restatement of the Company's historical capitalization, has been adjusted to reflect this transaction and the Merger.

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

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid instruments with maturities at the time of purchase of three months or less and whose cost approximates market value due.

     RESTRICTED CASH

     Restricted cash is comprised primarily of security deposits received from residents at the independent and assisted living facilities.

     REVENUE

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

                             CAREMATRIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

     Management fee revenues are included in resident operations and are recognized in the period in which the Company provides services. The Company normally receives fees based on a percentage of net revenues of the facilities managed (generally approximating 5%), and in some cases receives fixed fees over certain terms. On one related party arrangement, the Company is contractually responsible for all revenues and expenses and therefore includes these amounts in their results.

     Development fee revenues are recognized on the percentage of completion basis. The Company enters into development agreements with both related and unrelated parties and the time required for fulfillment of obligations under these agreements normally exceeds one year. Included in development fee income is $3.1 million in 1997 and $525,000 in 1996 from development fees earned per the terms of certain development agreements for work related to a 1996 contract.

     THIRD-PARTY REIMBURSEMENT

     For the years ended December 31, 1997, 1996 and 1995, approximately 25%, 59%, and 46%, respectively, of the Company's operating revenue was derived primarily from the participation of the Company's nursing homes in Medicare and Medicaid programs. Medicare compensates the Company on a "cost reimbursement" basis. Medicaid compensates the Company for nursing services, patient care and administrative and routine services based on interim payments and re-indexed rate payments (final settlements) subject to ceilings. In addition to extensive existing governmental health care regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Legislative changes to federal or state reimbursement systems could adversely and retroactively affect recorded revenues.

     PROPERTY AND EQUIPMENT

     Additions are recorded at cost and depreciation is recorded principally by use of the straight-line method for buildings, improvements and equipment over their useful lives or, in the case of leasehold improvements, over the life of the lease, if shorter. Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized.

     GOODWILL

     Goodwill represents the excess of the acquisition cost over the fair market value of net assets acquired in purchase transactions and is being amortized over 25 years from the date of acquisition.

     INCOME TAXES

     Prior to the Merger, the entities comprising the Company were S Corporations or partnerships; accordingly, liabilities for income taxes were the responsibility of the respective owners or partners. Provisions for income taxes and deferred tax assets and liabilities entities have not been reflected for the periods prior to the Merger as there was no taxable income on a combined basis.

     LONG-LIVED ASSETS

     The Company periodically assesses the recoverability of long-lived assets, including property and equipment and intangibles, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

     EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is calculated based on net earnings
(loss) divided by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share is computed assuming the issuance or conversion of all potentially dilutive securities.

                             CAREMATRIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

3.  MERGERS AND ACQUISITIONS:

     In October 1996, the Company completed a merger with Standish (the Merger, see Note 1). The Company's shareholders received 10,000,000 shares of Standish common stock in exchange for all of the shares of the Company. The Company recorded approximately $26 million of goodwill related to the Merger.

     During November 1994, the Company purchased the assets of an outpatient rehabilitation facility in Atlanta, Georgia, for $702,106. In connection with the purchase, the Company also assumed the lease obligation for the facility for which the current lease term expires in August 1999. The acquisition was accounted for as a purchase and $566,312 of such purchase price was recorded as goodwill. During 1995, the Company ceased operations at this outpatient rehabilitation facility and recorded a provision for closure in the amount of $894,872, which approximated the remaining lease obligations.

4.  ASSETS HELD FOR SALE:

     In connection with the Merger, the Company initiated a plan to dispose of certain of the acquired Standish facilities. The net assets associated with these facilities and the estimated costs to dispose of the facilities have been separately recorded on the balance sheet. A reserve for the disposal of these assets in the amount of $39,597 is included in accrued liabilities in 1997.

     The assets held for sale were comprised of one facility containing 72 beds at December 31, 1997, and two facilities containing 179 beds at December 31, 1996. The net assets include fixed assets and various other operating assets and current liabilities and associated long-term debt. The Company estimated the fair market value of the facilities assuming an orderly disposal, less the costs to sell the facilities as well as an estimate of the results of the facilities' operations through the expected date of disposition. The Company disposed of one of the facilities in 1997 and expects to dispose of the other during 1998. During the years ended December 31, 1997, and December 31, 1996, the facilities generated $303,501 and $190,984, respectively, of operating losses which have been excluded from the Company's consolidated statement of operations and accounted for as an adjustment to the carrying amount of the assets.

5.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                           Estimated Useful
                                                              Life Years           December 31, 1997        December 31, 1996
                                                              ----------           -----------------        -----------------
Land................................................                                   $   42,900              $  745,904
Buildings and improvements..........................           30 - 32                  1,156,512               6,239,673
Furniture and fixtures..............................            5 - 7                   1,664,028               1,388,790
Equipment...........................................            3 - 10                  1,005,022                 220,275
Computer software...................................              3                       277,803                 157,166
Leasehold improvements..............................            4 - 20                  1,181,209               1,001,436
                                                                                   ---------------           -------------

Property and equipment..............................                                    5,327,474               9,753,244
Accumulated depreciation............................                                     (676,651)               (250,233)
                                                                                   ---------------           -------------
Property and equipment, net.........................                                   $4,650,823             $ 9,503,011
                                                                                   ===============           =============

     Accumulated amortization for assets held under capitalized lease obligations totaled $59,405 at December 31, 1996 (see Note 8 for the renegotiation of lease terms related to these assets).

6.   OTHER LONG TERM ASSETS

     Other long term assets consists of the following at December 31, 1997 and 1996:

                                            1997                1996
                                      ------------         ------------
Notes receivable                      $  4,001,980         $  1,248,200
Deferred financing costs                 3,551,577                   --
Deferred tax assets                      2,999,443                   --
Lease deposits                           4,125,000                   --
Other                                    2,920,372               93,080
                                      ------------         ------------
                                        17,598,372            1,341,280
Accumulated amortization                  (335,742)             (11,306)
                                      ------------         ------------
                                      $ 17,262,630         $  1,329,974
                                      ============         ============

                             CAREMATRIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

7.  ACCRUED LIABILITIES:

     Accrued liabilities consist of the following at December 31, 1997 and 1996:

                                             1997                     1996
                                       -------------            --------------
Accrued consulting fees............       $  230,525              $  718,325
Accrued merger related costs.......        2,057,795               2,417,715

Accrued closure costs..............          244,056                 250,317

Accrued rent.......................          355,408                 309,318

Accrued interest...................        2,736,243                 131,056

Accrued taxes......................        1,238,929                  51,252

Other..............................        1,062,191                 687,520
                                       -------------            ------------
Total accrued liabilities..........       $7,925,147              $4,565,503
                                       =============            ============

8.  DEBT:

    Long-term debt consists of the following at December 31, 1997 and 1996:

                                                                                   1997                   1996
                                                                             ------------------    -------------------

      a) Convertible subordinated notes, 6.25% interest, due in
         August 2004, convertible to common stock at $28.875 per
         share...........................................................       $  115,000,000        $          --

      b) Convertible debentures, 8.5% interest, due in April 1998,
          convertible to common stock at $15.00 per share................            2,000,000            2,000,000


      c) Capital lease obligations for healthcare facilities.............                   --            6,915,272


       Note payable, 9.5%, principal due April 1997......................                   --            1,100,000


       Facility  mortgage  payable with  interest  equal to the bank base rate plus 1.75% (10% at December 31, 1996), due April
       1997, collateralized by real estate...............................                   --              734,968


      Other notes payable at varying interest rates......................                   --              929,438
                                                                              -----------------     ----------------

      Subtotal...........................................................          117,000,000           11,679,678

      Less current maturities............................................           (2,000,000)          (2,776,522)
                                                                              -----------------     ----------------

      Long-term debt.....................................................       $  115,000,000        $   8,903,156
                                                                              =================     ================

a) In August 1997, the Company completed a private offering of $100 million 6-1/4% Convertible Subordinated Notes (the "Notes") due August 15, 2004. The aggregate discounts and commissions related to the Notes was $2.8 million. Interest is payable semi-annually in February and August. The Notes are convertible into common stock of the Company at any time through the close of business on the final maturity date of the Notes, unless previously redeemed or repurchased, at a conversion price of $28.875 per share, subject to adjustment under certain conditions. Prior to August 18, 2000, the Notes are not redeemable at the option of the Company. Thereafter, the Notes are redeemable at the option of the Company, in whole or in part, at declining redemption prices. The Notes are unsecured obligations of the Company and are subordinated to all existing and future Senior Indebtedness, as defined, and all

                             CAREMATRIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

     liabilities of the Company and its subsidiaries. The proceeds of the offering will be used for general corporate purposes, including, but not limited to, capital expenditures, working capital and acquisitions. In October 1997, the over-allotment option on the Notes was exercised in full and the Company received an additional $14.6 million in cash upon the issuance of $15.0 million principal amount of Notes. The fair value of the Notes at December 31, 1997 is estimated at $130.5 million based on the quoted market price of the Notes at that date.

b) These debentures were converted into 133,333 shares of common stock in February 1998. The fair value of these debentures was estimated as $3.8 million at December 31, 1997 based on the quoted price of the Company's common stock at that date and $2.0 million at December 31, 1996 as the conversion price exceeded the quoted market price of the Company's common stock at that date.

c) In August 1997, the related lease agreement was renegotiated. The resulting lease was classified as an operating lease and the net gain from the elimination of the remaining balance of both the obligation and the related capital lease assets was treated as an adjustment to the amount of goodwill recorded in the Merger.

     At December 31, 1997, the maturities of the notes and convertible debentures over the next five fiscal years are $2.0 million in 1998 and $115.0 million in 2004.

     Interest paid in the years ended December 31, 1997 and 1996, was $752,529 and $1,690,422, respectively.

9.   INCOME TAXES:

     Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be realized.

     The Company's deferred tax assets and liabilities, included in prepaid expenses and other current and long-term assets and other long-term liabilities on the balance sheet, are comprised of the following at December 31, 1997 and December 31, 1996:

                                                                 1997                  1996
                                                          -------------------   --------------------
Deferred tax assets
    Accrued merger costs...............................       $1,105,945            $1,490,400

    Accrued consulting.................................           92,671               143,600

    Intangible assets..................................           92,156                     0

    Bad debt reserve...................................          388,685               367,000

    Accrued vacation...................................           80,440                     0

    Net operating loss carryforwards...................        2,907,287             3,658,000
                                                          ---------------        --------------

    Deferred tax assets before valuation allowance.....        4,667,184             5,659,000

    Valuation allowance................................               --            (5,659,000)
                                                          ---------------        --------------

    Net deferred tax asset.............................        4,667,184                    --

Deferred tax liabilities

    Fixed assets.......................................         (104,032)                   --
                                                          ---------------        --------------
                                                              $4,563,152            $       --
                                                          ===============        ==============

                             CAREMATRIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)


9.  INCOME TAXES:  (continued)

                                                                    1997                 1996
                                                           ------------------   --------------------
Rate reconciliation
    Federal tax at statutory rate......................             34.0%                (34.0%)
    State tax, net of federal benefit..................              5.7%                 (6.0%)
    Goodwill amortization..............................              3.3%                   --
    Utilization of net operating loss carryforwards....             (1.6%)                  --
    Other..............................................              0.7%                   --
    Change in valuation allowance......................             (1.9%)                40.0%
                                                           ---------------      ----------------
    Net effective rate.................................             40.2%                   --%
                                                           ===============      ================

                                                                    1997
                                                           -----------------
Tax provision
    Current:
         Federal.......................................          $2,504,505
         State.........................................             836,494
                                                           -----------------
                                                                  3,340,999
                                                           -----------------
    Deferred:

         Federal.......................................             877,769
         State.........................................             218,079
                                                           -----------------
                                                                  1,095,848
                                                           ----------------
    Total..............................................          $4,436,847
                                                           ================

     During 1997, both the valuation allowance and goodwill were reduced by $5.1 million to reflect the utilization of deferred tax assets which were recorded as part of the Merger. In 1997, the Company also recognized a tax benefit of $539,000 to reflect the utilization of deferred tax assets existing at December 31, 1996 which related to post-Merger activity. Additionally, in 1997, a tax benefit of $717,000 related to the exercise of employee stock options was recognized as an addition to additional paid in capital.

     The Company has net operating loss carryforwards of $7,232,056 which will expire from 2004 to 2011. Utilization of the net operating loss is subject to Internal Revenue Code Section 382 which limits the annual amount of the pre-Merger loss carryforward which may be deducted annually.

     The Company has paid federal income taxes of $1,215,000 and state income taxes of $842,250 for the year ended December 31, 1997.

10.  EQUITY:

     COMMON STOCK

     In October 1996, the Company completed a secondary public offering of its Common Stock. The Company sold 6,250,000 shares of Common Stock at $15.00 per share, which resulted in net proceeds to the Company of approximately $87,254,000.

     STOCK OPTIONS

     In August 1996, the Company adopted a stock option plan for officers and employees to purchase up to 1,200,000 shares of its Common Stock. In April 1997, the number of shares available under this plan was increased to 1,600,000. The Company also maintains a stock option plan for non-employee members of the Board

                             CAREMATRIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

of Directors to purchase up to 36,000 shares of its Common Stock. Options granted under these plans vest over three and four year periods and expire ten years after the date of the grant. The total shares available under these plans and the Company's Amended and Restated 1991 Combination Stock Option Plan are 2,036,000.

                                                                                              Weighted average
                                                                        Shares                 exercise price
                                                                  --------------------     -----------------------


Outstanding at December 31, 1995.............................                --                 $      --
Granted......................................................           533,400                     12.09
Assumed in connection with the Merger........................           207,740                     13.87
Exercised....................................................           (12,000)                    11.58
                                                                  --------------            -------------

Outstanding at December 31, 1996.............................           729,140                     12.62
Granted......................................................           944,200                     23.79
Exercised....................................................          (149,569)                    12.07
Canceled.....................................................           (62,286)                    17.81
                                                                  --------------            -------------

Outstanding at December 31, 1997.............................         1,461,485                 $   19.66
                                                                  ==============

     The number of shares available for the granting of options at December 31, 1997 was 418,446. The weighted average exercise price of options granted during the year was $23.79.

                                                   Options outstanding                      Shares exercisable
                                       --------------------------------------------------------------------------------
                                          Weighted
 Range of                 Shares          average            Remaining contractual       Weighted average
 exercise prices       outstanding      exercise price        life in months             exercise price        Number
-----------------      -----------     ---------------       ---------------------      -----------------      --------
$10.00 - $15.00          549,385           $12.64                  104                     $12.83               392,565
$15.01 - $22.50          424,600           $18.74                  112                     $21.52                 5,600
$22.51 - $28.63          487,500           $28.37                  119                                              ---
                       ---------       ---------------       ---------------------      -----------------      --------
                       1,461,485           $19.66                  112                     $12.95               398,165
                       =========                                                                               ========

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its options. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under FAS 123, the Company's net earnings in 1997 would have been reduced by $1,800,000, or $0.10 per share on a diluted basis. In 1996, the Company's net loss would have been increased by approximately $1,300,000, or $0.12 per share on a diluted basis. The fair value of the options granted during 1997 is estimated as $8,600,000 on the date of grant using the Black-Scholes valuation model with the following assumptions: volatility of 38%, risk-free interest rates ranging from 5.95% to 6.68% and a weighted average expected life of 4.0 years.

     WARRANTS

     In connection with the Merger, the Company assumed warrants issued by Standish. During 1997, 14,808 warrants were issued at $16.55 per share and 50,000 warrants were issued at $13.125 per share. At December 31, 1997, there were 323,942 warrants to purchase shares of the Company's common stock outstanding with exercise prices ranging from $13.125 to $35.45. At December 31, 1997, all warrants were exercisable.

     SERIES A PREFERRED STOCK

     In connection with the Merger, the Company acquired the rights and obligations of the Series A Cumulative Convertible Preferred Stock issued by Standish prior to the Merger. The conversion price of the Convertible Preferred Stock at December 31, 1997 was $11.33. The Convertible Preferred Stock is redeemable by the Company at $10.00 per share, plus accrued but unpaid dividends, under certain circumstances.

                             CAREMATRIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

     SERIES B PREFERRED STOCK

     Also acquired in connection with the Merger was Series B Convertible Preferred Stock. Prior to the Merger, Standish issued 100 shares of the $14,000 liquidation value preferred stock to Mr. Gosman in return for $1,400,000. Subsequent to the Common Stock offering described above, this stock was redeemed for $1,442,000 (including accrued dividends). No Series B Preferred Stock was outstanding at either December 31, 1997 or December 31, 1996.

     EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per share." Accordingly, all earnings (loss) per share information reflects the adoption of this statement.

                                                                        Year ended December 31, 1997
                                                              Earnings               Shares            Per Share
                                                         -------------------    ------------------    -------------
Basic earnings per share
 Earnings available to common stockholders.......            $6,576,387           17,144,338              $0.38
   Effect of dilutive securities:
   Stock options.................................                    --              331,424                 --
   Warrants......................................                    --               60,411                 --
                                                         -----------------      ----------------      -------------
Diluted earnings per share.......................            $6,576,387           17,536,173              $0.38
                                                         =================      ================      =============

     For the years ended December 31, 1996 and 1995, basic loss per share was the same as diluted loss per share as the impact of the exercise or conversion of the Company's options, warrants, preferred stock and convertible debentures would be antidilutive.

11.  COMMITMENTS AND CONTINGENCIES:

     COMMITMENTS

     The Company leases various office space and certain equipment pursuant to operating lease agreements. The Company also leases certain of its health care facilities. These leases are generally for periods between five and fifteen years plus renewal options.

     Future minimum lease commitments at December 31, 1997, consisted of the following:

           1998................................................    $9,869,090
           1999................................................     9,860,667
           2000................................................     7,402,700
           2001................................................     7,456,998
           2002................................................     6,726,898
           Thereafter..........................................    30,384,028
                                                                  -----------
                                                                  $71,700,381
                                                                  ===========

     The Company has provided letters of credit totalling $7.6 million at December 31, 1997 related to management/ownership agreements for two of its facilities.

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

                             CAREMATRIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

12.  RELATED PARTY TRANSACTIONS:

     As used herein, a "Chancellor Entity" is Chancellor Senior Housing Group, Inc. or a company in which Mr. Gosman and/or members of the Company's senior management and stockholders exercise significant control.

     At December 31, 1997 and 1996, $8,237,086 and $675,617, respectively, of development fees earned from projects contracted with Chancellor Entities or joint ventures within which Chancellor Entities have certain interests were recorded as a receivable.

     At December 31, 1997 and 1996, $859,393 and $263,293, respectively, of management fee revenues from certain Chancellor Entities were recorded as a receivable.

     In 1997, the Company purchased from a related party, for $2.1 million, a subordinated loan related to a facility that it managed for a Chancellor Entity. The loan has a face value of $2.4 million, bears interest at 8.5% and matures November 2024. Payment of accrued interest on the note is subordinated to the facility achieving certain financial performance measures.

     In 1997, the Company entered into a management/lease contract with a Chancellor Entity for a senior living facility in Florida. Under the terms of the agreement, the Company is not required to make a lease payment until the facility achieves certain financial performance measures. No lease payments were made in 1997.

     During 1997, the Company entered into four additional leases with Chancellor entities. The lease terms are generally for 15 year periods plus renewal options. The Company had been managing three of these facilities. In connection with certain of these leases, the Company paid $1,800,000 to a Chancellor Entity for the lease rights and paid $3.8 million to another Chancellor Entity as a lease deposit.

     During 1996, the Company purchased certain assets for use in its corporate office and the rights to manage and lease two facilities from a Chancellor Entity for $5,100,000. The Company was also assigned the rights to certain development contracts and management agreements at no charge from certain Chancellor Entities.

     For the years ended December 31, 1996 and 1995, Continuum Care of Massachusetts, Inc. whose principal stockholder is Mr. Gosman, provided management, general and administrative services to the Company. Fees for these services in the amount of $5,105,845 in 1996 and $4,335,655 in 1995, have been included in the financial statements. Such fees were based on the discretion of Continuum Care of Massachusetts, Inc. and may not be indicative of what they would have been if the Company had performed these services internally or had contracted for such services with unaffiliated entities.

     The Company subleases a portion of its principal office space in Needham, Massachusetts to Meditrust, a publicly traded real estate investment trust company, of which Mr. Gosman is the Chairman of the Board and Chief Executive Officer. Accordingly, general and administrative expenses in each of the years included in the three-year period ended December 31, 1997, has been reduced by $179,256 to reflect Meditrust's portion of the rent.

     At December 31, 1995, the Company had borrowed $9,661,381 from Mr. Gosman. Interest expense on such outstanding indebtedness at the prime rate of interest during the years ended December 31, 1996 and 1995 was $874,876 and $543,571, respectively. All principal and interest were repaid concurrent with the secondary stock offering. Amounts included on the balance sheet in the Due from stockholder account at December 31, 1997 and 1996 are primarily the result of timing differences related to leases entered into with certain Chancellor Entities.

                             CAREMATRIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

13.  SUPPLEMENTAL CASH FLOW INFORMATION:

     In 1996, the Company acquired certain assets and liabilities of Standish in a non-cash transaction (the Merger). The assets and liabilities acquired had the following non-cash impact on the balance sheet:

           Current assets..................................         $1,259,559
           Property, plant and equipment...................          7,470,703
           Goodwill and other long-term assets.............         24,647,913
           Current liabilities.............................         (6,122,684)
           Long-term debt..................................         (9,939,419)
           Other long-term liabilities.....................         (1,465,072)

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                 First            Second           Third           Fourth            Full
                                Quarter          Quarter          Quarter         Quarter            Year
                             ---------------  --------------- ---------------- ---------------  ---------------
FISCAL 1997

   Total revenue               $13,091,518      $14,930,479       $20,818,581    $24,352,510      $73,193,088
                             ===============  =============== ================ ===============  ===============
   Total operating expenses    $12,217,435      $13,414,709       $18,180,974    $20,406,398      $64,219,516
                             ===============  =============== ================ ===============  ===============
   Net earnings                $   814,600      $ 1,228,364       $ 1,935,131    $ 2,598,292      $ 6,576,387
                             ===============  =============== ================ ===============  ===============
   Diluted earnings per
     share                     $      0.05      $      0.07       $      0.11    $      0.15      $      0.38
                             ===============  =============== ================ ===============  ===============


                                 First            Second           Third           Fourth            Full
                                Quarter          Quarter          Quarter         Quarter            Year
                             ---------------  --------------- ---------------- ---------------  ---------------

FISCAL 1996

   Total revenue               $ 1,187,392      $ 1,201,678       $ 1,869,204    $ 8,649,171      $12,907,445
                             ===============  =============== ================ ===============  ===============
   Total operating expenses    $ 3,097,326      $ 2,493,840       $ 3,998,963    $ 9,334,978      $18,925,107
                             ===============  =============== ================ ===============  ===============
   Net loss                    $(2,207,984)     $(1,528,791)      $(2,423,445)   $  (485,394)     $(6,645,614)
                             ===============  =============== ================ ===============  ===============
   Diluted loss per
     share                     $     (0.22)     $     (0.15)      $     (0.24)   $     (0.03)     $     (0.59)
                             ===============  =============== ================ ===============  ===============

                             CAREMATRIX CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                            Balance at       Charged to        Charged
                                             beginning       costs and        to other                       Balance at end
              Description                    of period        expenses        accounts        Deductions        of period
              -----------                   -----------      -----------      ---------       -----------    ----------------

Balance at 12/31/95...................      $  247,706          $     --       $     --       $     --            $  247,706
Allowance for doubtful accounts.......         247,706            62,729        756,657             --             1,067,092
                                            -----------       ----------      ---------       -----------    ----------------
Balance at 12/31/96..................          247,706            62,729        756,657(A)          --             1,067,092
Allowance for doubtful accounts......        1,067,092           317,588             --        279,248(A)          1,105,432
                                            -----------       ----------      ---------       -----------    ----------------
Balance at 12/31/97..................       $1,067,092          $317,588       $     --       $279,248            $1,105,432
                                            ===========       ==========      =========       ===========    ================

(A) Primarily due to the acquisition of Standish Care Company.

     Exhibits. The following is a list of exhibits as required by Item 601 of Regulation S-K under the Act.

Exhibit           Description

2.01 Agreement and Plan of Merger dated as of July 3, 1996 by and among the Company, 12 subsidiaries thereof and the CareMatrix Affiliates (with certain exhibits and schedules attached thereto) (8)

2.02 Agreement and Plan of Merger by and among AMA New Jersey Development, Inc., Standish Acquisition 12, Inc. and Company (9)

3.01      Corrected Third Restated Certificate of Incorporation of the Company
          (*)

3.02      By-laws of the Company, as amended through December 9, 1996 (12)

4.01 Indenture, dated as of August 15, 1997, between the Company and State Street Bank and Trust Company, providing for the terms and conditions of up to $115,000,000 of the Notes (10)

10.01 Lease Agreement dated as of November 10, 1993 between Health Care REIT, Inc. and Dominion Villages Inc. (4)

10.02 Lease Guaranty by the Company to Health Care REIT, Inc. dated November 10, 1993 related to the obligations of Dominion Villages, Inc. under its Lease Agreement (4)

10.03 Lease/Purchase Agreement dated as of July 1, 1992 by and among Mark V. Barrow, M.D. and Mary B. Barrow, Victoria Enterprises, Inc., and Bailey Retirement Center, Inc. (6)

10.04 Warrants dated November 9, 1993, January 13, 1994, February 4, 1994, March 1, 1994, May 25, 1995 and June 28, 1995 to purchase an aggregate of 35,833 shares of the Company's Common Stock issued to Health Care REIT, Inc. (7)

10.05 Adams Square Limited Partnership First Amended and Restated Limited Partnership Agreement dated as of January 31, 1994 (with certain exhibits attached) (7)

10.06 Second Amended and Restated Employment Agreement dated as of July 1, 1995 between the Company and Michael J. Doyle (7)

10.07 First Amendment to Second Amended and Restated Employment Agreement dated as of March 1, 1996 between the Company and Michael J. Doyle (7)

10.08 Form of Third Amended and Restated Employment Agreement between the Company and Michael J. Doyle which was executed on October 4, 1996 (8)

10.09 Employment Agreement dated as of July 1, 1995 between the Company and Kenneth M. Miles (7)

10.10 First Amendment to Employment Agreement dated as of March 1, 1996 between the Company and Kenneth M. Miles (7)

10.11 Form of Amended and Restated Employment Agreement between the Company and Kenneth M. Miles which was executed on October 4, 1996 (8)

10.12 Amended and Restated 1991 Combination Stock Option Plan, as amended through June 19, 1997 (13)

10.13 1995 Non-Qualified Stock Option Plan for Non-Employee Directors ("1995 Non-Employee Directors' Plan") (7)

10.14     1996 Equity Incentive Plan, as amended through June 19, 1997 (13)

10.15 Warrants dated May 26, 1993 to purchase an aggregate of 15,000 shares of the Company's Common Stock granted to Robert W. DeVore at a price of $4.50 per share (7)

10.16 Form of Stock Option Exchange Agreements dated as of February 28, 1995 between the Company and each of Michael J. Doyle, and Kenneth M. Miles relating to repricing of stock options (7)

10.17 Stock Option Agreement between the Company and Michael J. Doyle dated February 28, 1995 for 50,000 shares of stock at a price of $2.00 per share (7)

10.18 Stock Option Agreement between the Company and Kenneth M. Miles dated February 28, 1995 for 4,500 shares of stock at $2.00 per share (7)

Exhibit           Description

10.19 Stock Option Agreement between the Company and Kenneth M. Miles dated February 28, 1995 for 15,000 shares of stock at $2.00 per share (7)

10.20 Stock Option Agreement between the Company and Michael J. Doyle dated as of July 1, 1995 for 50,000 shares of stock at a price of $2.38 a share (7)

10.21 Stock Option Agreement between the Company and Kenneth M. Miles dated as of July 1, 1995 for 35,000 shares of stock at a price of $2.38 a share (7)

10.22 Form of Amended and Restated Stock Option Agreement between the Company and Michael J. Doyle dated as of June 28, 1996 for 50,000 shares of the Company's Common Stock at a price of $2.94 a share (8)

10.23 Form of Amended and Restated Stock Option Agreement between the Company and Kenneth M. Miles dated as of June 28, 1996 for 25,000 shares of the Company's Common Stock at a price of $2.94 a share (8)

10.24 Purchase Agreement dated as of January 28, 1993 between the Company and Manold Company as representative and agent for the "Purchasers" listed therein, relating to sale by the Company of subordinated bonds on Senior Lifestyles, Inc. projects, 50,000 shares of the Company's Common Stock and Stock Purchase Warrants to purchase an aggregate of 50,000 shares of the Company's Common Stock (3)

10.25 Form of Agreement dated as of March 21, 1996 by and between the Company and Manold, as representative and agent for the "Purchasers" listed therein, relating to the exchange of Bonds issued on behalf of Senior Lifestyles, Inc. and registered in the name of the Company in exchange for cash and subordinate bonds issued by the York County Industrial Development Authority on behalf of Northwood Retirement Community, Inc. (7)

10.26 Form of Pledge, Security, Escrow and Subordination Agreement between the Company and The Manold Company dated as of March 21, 1996 (7)

10.27 $1,000,000 Promissory Note from Bailey Retirement Center, Inc. and the Company to First Union National Bank of Florida dated January 26, 1994
          (4)

10.28 Mortgage from Bailey Retirement Center, Inc. and the Company to First Union National Bank of Florida dated January 26, 1994 (7)

10.29     $100,000 Promissory Note from Bailey Retirement Center, Inc. to Mark
          V. Barrow, M.D. and Mary B. Barrow, dated January 26, 1994 (7)

10.30 Mortgage from Bailey Retirement Center, Inc. to Mark V. Barrow, M.D. and Mary B. Barrow, dated January 26, 1994 (7)

10.31 Form of $150,000 Promissory Note from Bailey Retirement Center, Inc. and the Company to First Union National Bank of Florida dated December 2, 1994 (7)

10.32 Mortgage from Bailey Retirement Center, Inc. and the Company to First Union National Bank of Florida dated December 2, 1994 (7)

10.33 Warrant dated June 10, 1994 to purchase an aggregate of 50,000 shares of the Company's Common Stock issued to Assisted Living of America, Inc. n/k/a Emeritus Corp. (5)

10.34 Warrant dated June 10, 1994 to purchase an aggregate of 50,000 shares of the Company's Common Stock issued to Daniel R. Baty (5)

10.35 Registration Rights Agreement dated June 10, 1994 between the Company, Columbia Pacific Group, Inc. and Daniel R. Baty (5)

10.36 Stock Purchase Warrant dated February 13, 1992 to purchase an aggregate of 67,000 shares of the Company's Common Stock issued to J. Edmund & Co. (2)

10.37 Underwriter's Warrant Agreement dated as of August 31, 1993 issued to RAS Securities Corp. (1)

Exhibit           Description

10.38 Draft of Warrants dated September 29, 1994 to purchase an aggregate of 37,500 Common Shares issued to The Equity Group, Inc. (7)

10.39 Warrants dated January 15, 1995 to purchase an aggregate of 30,000 shares of the Company's Common Stock issued to Neil Berkman Associates
          (7)

10.40     Form of Indemnification Agreement for officers and directors (2)

10.41 Warrants dated July 30, 1996 to purchase an aggregate of 80,000 shares of the Company's Common Stock issued to Abraham D. Gosman (8)

10.42     First Amendment to Warrant dated as of July 30, 1996 (9)

10.43 Registration Rights Agreement dated as of July 30, 1996 between the Company and Abraham D. Gosman (8)

10.44 Employment Agreement dated July 29, 1996 by and between CareMatrix of Massachusetts, Inc. and Marc H. Benson (9)

10.45     Lease Agreement concerning 197 First Avenue office space (9)

10.46 Assignment Agreement dated July 3, 1996 by and between CareMatrix of Massachusetts, Inc. ("CMM") and Chancellor of Massachusetts, Inc. (Tampa, Florida) (9)

10.47 Assignment Agreement dated July 3, 1996 by and between CMM and Chancellor of Massachusetts, Inc. (Atlanta, Georgia) (9)

10.48 Assignment Agreement dated July 3, 1996 by and between CMM and Chancellor of Massachusetts, Inc. (Boynton Beach, Florida) (9)

10.49 Management Agreement, dated as of June 30, 1996 between CMM and Continuum Care of Dedham, Inc. (Dedham, Massachusetts) (9)

10.50 Management Agreement, dated as of July 1996 between CMM and Continuum Care of Needham, Inc. (Needham, Massachusetts) (9)

10.51 Assignment Agreement, dated as of June 6, 1996 between CMM and Continuum Care of West Bridgewater, Inc. (West Bridgewater, Massachusetts) (9)

10.52 Assignment Agreement, dated as of June 6, 1996 between CMM and Continuum Care of Massachusetts, Inc. (Auburn, Massachusetts) (9)

10.53 Assignment Agreement, dated as of June 6, 1996 between CMM and Continuum Care of Massachusetts, Inc. (Plymouth, Massachusetts) (9)

10.54 Assignment Agreement, dated June 6, 1996 between CMM and Continuum Care of Massachusetts, Inc. (Raynham, Massachusetts) (9)

10.55 Development Agreement, dated September 1, 1996 between CareMatrix of Cypress Station, Inc. and Chancellor of Houston, Inc. (Houston, Texas)
          (9)

10.56 Assignment Agreement, dated July 3, 1996 by and among AMA Funding Corporation, CareMatrix of Massachusetts, Inc., and Chancellor of Massachusetts, Inc. (Peoria, Arizona) (9)

10.57 Turnkey Construction Agreement, dated August 14, 1996 by and among CMM, Atlantic on the Hudson, L.L.C. and Cambridge House Associates General Partnership (Ossining, New York) (9)

10.58 Management Agreement, dated October 3, 1996 among CMM and The Mayfair at Glen Cove, L.L.C. and Hassett-Belfer Senior Housing, L.L.C. (Glen Cove, New York) (9)

10.59 Development Agreement, dated March 8, 1996 between CareMatrix of Emerald Springs Inc./Netwest of Yuma, Inc. and Emerald Springs Associates General Partnership (Yuma, Arizona) (9)

10.60 Development Agreement, dated August 18, 1996 between CareMatrix of Amethyst Arbor, Inc./Netwest Development Corporation and Amethyst Arbor Associates General Partnership (Peoria, Arizona) (9)

10.61 Assignment Agreement, dated as of June 6, 1996 between CCC of Connecticut, Inc. and CareMatrix of Massachusetts, Inc. (Westfield Court, Connecticut) (9)

Exhibit           Description

10.62 Assignment Agreement, dated July 3, 1996 by and between Chancellor of Houston, Inc. and CareMatrix of Massachusetts, Inc. (Houston, Texas)
          (9)


10.63 Assignment Agreement, dated July 3, 1996 by and between Continuum Care of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Ridgefield, Connecticut) (9)

10.64 Assignment Agreement, dated June 6, 1996 by and between CCC of Florida, Inc. and CareMatrix of Massachusetts, Inc. (Millbury, Massachusetts) (9)

10.65 Assignment Agreement, dated July 3, 1996 by and among AMA Funding Corporation, CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Tucson, Arizona) (9)

10.66 Management Agreement, dated August 14, 1996 by and among CMM and Cambridge House Associates General Partnership (Ossining, New York)
          (9)

10.67 Assignment Agreement, dated July 3, 1996 by and between CarePlex of Southington, Inc., and Chancellor of Massachusetts, Inc. (Southington, Connecticut) (9)

10.68 Assignment Agreement, dated July 3, 1996 by and among The CarePlex Group, Inc., CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Deerfield Beach, Florida) (9)

10.69 Development Agreement, dated April 18, 1996 by and between Cheshire Care, L.L.C. and CareMatrix Corporation (Cheshire, Connecticut) (9)

10.70 Assignment Agreement, dated July 3, 1996 by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Atlanta, Georgia) (9)

10.71 Purchase and Sale Agreement, dated May 1996 between CMM (f/k/a CareMatrix Corporation) and Ensign-Bickford Realty Corporation (Avon, Connecticut) (9)

10.72 Assignment Agreement, dated July 3, 1996 by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Macon, Georgia) (9)

10.73 Assignment Agreement, dated July 3, 1996 by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Durham, North Carolina) (9)

10.74 Assignment Agreement, dated July 3, 1996 by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Livingston, New Jersey) (9)

10.75 Assignment and Assumption of Management Agreement, dated July 3, 1996 by and between CCC of New Jersey, Inc. and CareMatrix of Massachusetts, Inc. (Park Ridge, New Jersey) (9)

10.76 Agreement, dated July 3, 1996 by and between CCC of New Jersey, Inc. and CareMatrix of Massachusetts (9)

10.77 Development Agreement, dated April 18, 1996 by and between Woodbridge Care, L.L.C. and CareMatrix Corporation (9)

10.78 Assignment Agreement, dated July 3, 1996 by and between CareMatrix of Massachusetts, Inc., and Chancellor of Massachusetts, Inc. (Glen Cove, NY; Roslyn, NY; Great Neck, NY; Wallingford, CT) (9)

10.79 Assignment Agreement, dated July 3, 1996 by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Bonita Springs, Florida) (9)

10.80 Assignment Agreement, dated July 3, 1996 by and between CareMatrix of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Jensen Beach, Florida) (9)

10.81 Assignment Agreement, dated July 3, 1996 by and between CareMatrix of Stony Brook, Inc. and CareMatrix of Massachusetts, Inc. (Darien, Connecticut) (9)

10.82 Agreement of Sale, dated September 6, 1996 by and between Reston Land Corporation and CMM (Reston, Virginia) (9)

10.83 Deposit Receipt and Sale Agreement, dated September 5, 1996 between Bonita Bay Properties, Inc. and CMM (Bonita Bay, Florida) (9)

10.84 Global Services Agreement, dated September 1, 1996 between Chancellor Senior Housing Group, Inc. and CMM (9)

Exhibit           Description

10.85 Master Agreement, dated effective December 31, 1996 between Company and North Shore Health System (excluding exhibits) (12)

10.86 Management Agreement, dated as of December 20, 1996 between CareMatrix of Massachusetts, Inc. and Brazilian Court, Inc. (12)

10.87 Facility Lease, dated as of December 16, 1996 between The Annapolitan Care Center, Inc. and CareMatrix of Annapolis, Inc. (12)

10.88 First Amendment to Facility Lease, dated as of December 15, 1996 between The Annapolitan Care Center, Inc. and CareMatrix of Annapolis, Inc. (12)

10.89 Office Lease, dated as of December 31, 1996 between Continuum Care of Dedham, Inc. and Company (12)

10.90 Guaranty Agreement, dated November 25, 1996 between Company and Sylvan Manor Health Care Center Limited Partnership (12)

10.91 Purchase Agreement, dated August 12, 1997, by and among the Company and certain initial purchasers of the Company's 6 1/4% Convertible Subordinated Notes (10)

10.92 Registration Rights Agreement, dated as of August 15, 1997, by and among the Company and the Initial Purchasers (10)

10.93 Registration Agreement, dated as of October 23, 1997, by and between the Company and BancAmerica Robertson Stephens (11)

10.94 Resignation Agreement by and between CareMatrix Corporation and Michael J. Doyle, dated as of July 30, 1997 (*)

10.95 Resignation Agreement by and between CareMatrix Corporation and Kenneth M. Miles, dated as of April 10, 1997 (*)

10.96 Warrant dated August 22, 1997 to purchase an aggregate of 11,131 shares of the Company's Common Stock issued to Health Care REIT, Inc. (*)

10.97 Warrant dated September 18, 1997 to purchase an aggregate of 3,677 shares of the Company's Common Stock issued to Health Care REIT, Inc. (*)
10.98     Management Agreement dated August 14, 1996 by and among
          CareMatrix of Massachusetts, Inc. and Cambridge House
          Associates General Partnership (12)

10.99 Management agreement dated October 3, 1996 by and among CareMatrix of Massachusetts, Inc. and The Mayfair at Glen Cove, LLC and Hassett-Belfer Senior Housing, LLC (12)

10.100 Management Agreement dated April 15, 1997 by and among CareMatrix of Massachusetts, Inc. and CCC of New Jersey, Inc. (*)

10.101 Assignment Agreement dated January 1, 1997 by and between CareMatrix of Massachusetts, Inc. and CCC of Massachusetts, Inc. (*)

10.102 Lease dated August 20, 1997 between CareMatrix of Dedham, Inc. and Continuum Care of Dedham, Inc. (*)

10.103 Lease dated June 2, 1997 between CareMatrix of Needham, Inc. and Continuum Care of Needham, Inc. (*)

10.104 Sublease dated July 1, 1997 between CareMatrix of Lauderhill I, Inc. and Chancellor of Lauderhill I, Inc. (*)

10.105 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Aberdeen, Inc. dated April 11, 1997 (*)

10.106 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated
          September 26, 1997 (Bayport, New York) (*)

10.107 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Clearwater, Inc. dated December 4, 1997 (*)

10.108 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Dix Hills, Inc. dated December 30, 1997 (*)

10.109 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of East Longmeadow, Inc. dated December 4, 1997 (*)

10.110 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Easton, Inc. dated December 4, 1997 (*)

10.111 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Greenbelt, Inc. dated December 4, 1997 (*)

10.112 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Islandia, Inc. dated December 4, 1997 (*)

10.113 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Livingston, inc. dated December 4, 1997 (*)

10.114 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Middletown, Inc. dated September 26, 1997 (*)

10.115 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Senior Housing Group, Inc. dated
          September 26, 1997 (Naples, Florida) (*)

10.116 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Watchung, Inc. dated December 4, 1997 (*)

10.117 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Westport, Inc. dated December 30, 1997 (*)

10.118    Turnkey Construction Contract between CarePlex of
          Cragganmore, Inc. and The Cragganmore Associates Limited Partnership dated October 3, 1996 (*)

10.119 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated April 11, 1997. (Atlanta, GA) (*)

10.120 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated July 25, 1997. (Cape Elizabeth, ME) (*)

10.121 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated April 11, 1997. (Durham, NC) (*)

10.122 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated April 11, 1997. (Ellicott City, MD) (*)

10.123 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated March 31, 1996. (Houston, TX) (*)

10.124 Assignment Agreement between CarePlex of Newton, Inc. and CareMatrix of Massachusetts, Inc. dated July 3, 1996.
          (Newton, MA; Lasell Village) (*)

10.125 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated
          September 26, 1997. (Merrillville, IN) (*)

10.126 Development Agreement between CareMatrix of Massachusetts, Inc. and CCC of New Jersey, Inc. dated July 15, 1996. (Park Ridge, NJ) (*)

10.127 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated
          September 26, 1997 (Pennington, NJ) (*)

10.128 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated July 25, 1997. (Pineville, NC) (*)

10.129 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated
          September 26, 1997. (Reston, VA) (*)

10.130 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated
          September 26, 1997. (Tamarac, FL) (*)

10.131 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated
          September 26, 1997. (Upper Nyack, NY) (*)

10.132 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Deerfield Beach, Inc. dated March 19, 1997. (*)

10.133 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Stuart, Inc. dated January 10, 1977. (*)

10.134 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated April 11, 1997. (Jenson Beach (Villas), FL) (*)

10.135 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Logan Square, Inc. dated April 11, 1997. (*)

10.136 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated April 11, 1997. (Ridgefield, CT) (*)

10.137 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated April 11, 1997. (Roswell, GA) (*)

10.138 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated April 11, 1997. (Saco, ME) (*)

10.139 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated July 25, 1997. (Upper Providence, PA) (*)

10.140 Development Services Agreement between CareMatrix of Massachusetts, Inc., Mayfair at Great Neck, LLC, and Hassett-Belfer Senior Housing & Services, LLC dated December 5, 1997 (*)

10.141 Development Agreement between CareMatrix of Amber Lights, Inc., Netwest Development Corporation and Amber Lights
          Associates General Partnership dated December 10, 1996 (*)


10.142 Development Agreement between CareMatrix of Amethyst Arbor, Inc., Netwest Development Corporation and Amethyst Arbor Associates General Partnership dated August 28, 1996 (*)

21.00     Subsidiaries of the Company (*)

23.00     Consent of Coopers & Lybrand, L.L.P. (*)

27.1     Financial Data Schedule for fiscal year-end 1997(*)

27.2     Financial Data Schedule for fiscal year-end 1996(*)

-----------------------------------

*   Filed herewith

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 33-64720)

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-44966-B)

(3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992

(4) Filed as an Exhibit to the Company's Report on Form 10-K dated for the fiscal year ended December 31, 1993

(5) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994

(6)  Filed as an Exhibit to the Company's Report on Form 8-K dated July 20, 1992

(7) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995

(8) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (No. 333-5364)

(9) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 333-11455)

(10) Filed as an Exhibit to the Company's Registration Statement on Form S-3 filed by the Company on October 17, 1997 (No. 333-38113)

(11) Filed as an Exhibit to the Company's Registration Statement on Form S-3 filed by the Company on November 12, 1997 (No. 333-40015)

(12) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996

(13) Filed as an Exhibit to the Company's Proxy Statement dated May 2, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CAREMATRIX CORPORATION

                                                     By:  /s/  Robert M. Kaufman
                                                     ---------------------------
                                                     Robert M. Kaufman
                                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature                        Title                                  Date


/s/  Robert M. Kaufman           Robert M. Kaufman
----------------------           Chief Executive Officer
Robert M. Kaufman                (Principal Accounting Officer)         March 27, 1998

/s/ Abraham D. Gosman
---------------------            Abraham D. Gosman
Abraham D. Gosman                Chairman of the Board                  March 27, 1998

/s/  Andrew D. Gosman
---------------------            Andrew D. Gosman
Andrew D. Gosman                 President and Director                 March 27, 1998

                                 Michael M. Gosman
/s/  Michael M. Gosman           Executive Vice President and
----------------------           Vice Chairman of the Board             March 27, 1998
Michael M. Gosman

/s/  Donald J. Amaral
---------------------            Donald J. Amaral
Director                         Director                               March 27, 1998

/s/  H. Loy Anderson, Jr.
------------------------         H. Loy Anderson, Jr.
Director                         Director                               March 27, 1998

/s/  Rev. Bedros Baharian
-------------------------        Rev. Bedros Baharian
Director                         Director                               March 27, 1998

/s/  Robert Cataldo
-------------------              Robert Cataldo
Director                         Director                               March 27, 1998

/s/  Stephen E. Ronai, Esq.
---------------------------      Stephen E. Ronai, Esq.
Director                         Director                               March 27, 1998
