Form 10-K/A
period 1997-12-31
CAREMATRIX CORP
filed 1998-04-10
CIK 879969

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K/A
                         As amended on April 10, 1998.

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1997.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
    Title of each class                                    on which registered
    -------------------                                   ---------------------
Common Stock, Par Value $.05                             American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|
     On March 19, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $278,770,168. As of March 19, 1998, there were outstanding 17,528,882 shares of registrant's Common Stock, $0.05 par value.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          Year ended December 31,
                                            ------------------------------------------------------------------------------------
                                                                                                            June 24, 1994
                                                                                                            (inception) to
                                                   1997                1996               1995            December 31, 1994
                                            ------------------- ------------------- ------------------ -------------------------
Operating revenue.........................     $ 73,193,088        $ 12,907,445        $ 2,484,857            $   366,214
Net earning (loss)........................     $  6,576,387        $ (6,645,614)       $(7,206,243)           $(2,555,352)
Diluted earning (loss) per common
  share...................................     $       0.38        $      (0.59)       $     (0.72)           $     (0.26)

BALANCE SHEET DATA:
Total assets..............................     $232,048,480        $108,065,144        $ 2,409,844            $   330,323
Long-term obligations.....................     $117,211,412(2)     $ 10,109,037        $10,312,197            $ 2,729,791
Redeemable preferred stock................     $    233,000        $    250,000        $        --            $        --
Total stockholders' equity (deficit)......     $ 99,161,300        $ 88,035,557(1)     $(9,761,595)           $(2,555,352)
Cash dividend declared per
  common share............................     $         --        $         --        $        --            $        --

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

                                              CAREMATRIX CORPORATION



                                              By: /s/ Robert M. Kaufman
                                              -------------------------
                                                 Robert M. Kaufman
                                                 Chief Executive Officer