Form 10-Q
period 1998-03-31
CAREMATRIX CORP
filed 1998-05-13
CIK 879969

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended March 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from _______ to _______.

                         Commission File Number: 0-19815
                                                 -------

                             CAREMATRIX CORPORATION
                             ----------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                      04-3069586
     -------------------                                ----------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                       197 First Avenue, Needham, MA 02194
                       -----------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (781) 433-1000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                      Outstanding at May 11, 1998
          -----                                      ---------------------------
Common Stock, $.05 par value                              17,592,839 shares

                             CAREMATRIX CORPORATION

                                Table of Contents


                         PART I - FINANCIAL INFORMATION


FINANCIAL STATEMENTS                                                        Page
                                                                            ----
         Consolidated Balance Sheets as of March 31, 1998
              and December 31, 1997                                          3

         Consolidated Statements of Earnings for the quarters ended
              March 31, 1998 and March 31, 1997                              4

         Consolidated Statements of Cash Flows for the quarters ended
              March 31, 1998 and March 31, 1997                              5

         Notes to Consolidated Financial Statements                          6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          8



                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

ITEM 2:  CHANGES IN SECURITIES

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

CAREMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
as of March 31, 1998 and December 31, 1997

                                                           March 31, 1998   December 31, 1997
                                                           --------------   -----------------
ASSETS                                                      (unaudited)
Current assets:
   Cash and cash equivalents                                $133,628,807      $152,619,435
   Restricted cash                                            16,926,482         3,102,468
   Receivables:
      Accounts receivable, net                                15,364,568        12,461,704
      Accounts receivable-related party                       13,105,931         9,096,479
      Other receivables                                               --           730,584
   Prepaid expenses and other current assets                   3,409,756         3,488,592
                                                            ------------      ------------
          Total current assets                               182,435,544       181,499,262
Lease acquisition costs, net                                   7,767,424         4,240,733
Property and equipment, net                                    5,054,005         4,650,823
Due from shareholder                                                  --         2,622,383
Other long-term assets, net                                   21,634,394        17,262,630
Goodwill, net                                                 21,543,464        21,772,649
                                                            ------------      ------------
          Total assets                                      $238,434,831      $232,048,480
                                                            ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                        $         --      $  2,000,000
   Accounts payable                                            3,324,906         3,819,719
   Accrued compensation                                        1,445,597         1,103,308
   Accrued liabilities                                         7,992,976         7,925,147
   Other current liabilities                                   1,637,306           827,594
                                                            ------------      ------------
          Total current liabilities                           14,400,785        15,675,768
Convertible subordinated notes                               115,000,000       115,000,000
Other long-term liabilities                                    1,844,372         2,211,412

Commitments and contingencies

Shareholders' equity                                         107,189,674        99,161,300
                                                            ------------      ------------
          Total liabilities and shareholders' equity        $238,434,831      $232,048,480
                                                            ============      ============

    The accompanying notes are an integral part of the financial statements.

CAREMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited) for the quarters ended March 31, 1998 and March 31, 1997

                                                                           Quarter Ended
                                                             -------------------------------------------
                                                               March 31, 1998          March 31, 1997
                                                             ------------------     --------------------
Revenues:
   Resident operations                                          $21,161,980             $ 9,455,101
   Resident operations - related party                            2,586,386                 406,668
   Development fee income                                           974,202               1,394,678
   Development fee income - related party                         4,923,135               1,835,071
                                                                -----------             -----------
          Total revenue                                          29,645,703              13,091,518
                                                                -----------             -----------

Expenses:
   Facility operating expenses                                   15,466,910               6,611,389
   Facility lease expense                                           582,574                 564,920
   Facility lease expense - related party                         3,117,293                 882,370
   General and administrative                                     4,464,136               3,648,934
   Depreciation and amortization                                    735,458                 509,822
                                                                -----------             -----------
          Total expenses                                         24,366,371              12,217,435
                                                                -----------             -----------

Earnings from operations                                          5,279,332                 874,083

Interest income (expense):
   Interest income                                                2,328,942                 773,658
   Interest expense                                              (1,838,128)               (275,442)
                                                                -----------             -----------
          Total interest income                                     490,814                 498,216
                                                                -----------             -----------

Earnings before income taxes and preferred dividends              5,770,146               1,372,299
Income taxes                                                      2,400,381                 551,474
                                                                -----------             -----------
Earnings before preferred dividends                               3,369,765                 820,825
Preferred dividends                                                   4,575                   6,225
                                                                -----------             -----------
Net earnings                                                    $ 3,365,190             $   814,600
                                                                ===========             ===========

Basic shares outstanding                                         17,377,463              17,109,978
                                                                ===========             ===========
Basic earnings per share                                        $      0.19             $      0.05
                                                                ===========             ===========

Diluted shares outstanding                                       18,013,269              17,299,859
                                                                ===========             ===========
Diluted earnings per share                                      $      0.19             $      0.05
                                                                ===========             ===========



    The accompanying notes are an integral part of the financial statements.

CAREMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the quarters ended March 31, 1998 and March 31, 1997

                                                                       Quarter Ended
                                                       ----------------------------------------------
                                                          March 31, 1998           March 31, 1997
                                                       ---------------------    ---------------------
Cash flows from operating activities:
   Net earnings                                          $  3,365,190              $   814,600
   Noncash items included in net earnings:
      Depreciation of fixed assets                            298,773                  157,053
      Amortization of intangible assets                       330,018                  257,769
      Amortization of lease acquisition costs                 106,667                   95,000
      Accretion of bargain purchase option                         --                   84,101
      Changes in current assets                            (3,961,094)              (3,676,820)
      Changes in current liabilities                          682,165                 (733,171)
      Other noncash items                                      28,350                   21,688
                                                         ------------              -----------
          Net cash provided (used) by
            operating activities                              850,069               (2,979,780)
                                                         ------------              -----------

Cash flows from investing activities:
   Additions to property and equipment                       (701,954)                (221,597)
   Net change in assets held for sale                              --                 (325,272)
   Change in other long-term assets                        (4,119,013)                 (57,217)
   Change in restricted cash                              (13,824,014)                (146,785)
   Increase in lease acquisition costs                     (3,633,358)                (373,918)
                                                         ------------              -----------
          Net cash used by investing activities           (22,278,339)              (1,124,789)
                                                         ------------              -----------

Cash flows from financing activities:
   Net increase in amounts due shareholder                         --                  736,501
   Exercise of stock options and warrants                   2,663,184                       --
   Repayment of debt                                         (267,590)                (224,898)
   Other, net                                                  42,048                   (1,899)
                                                         ------------              -----------
          Net cash provided by financing activities         2,437,642                  509,704
                                                         ------------              -----------

Decrease in cash and cash equivalents                     (18,990,628)              (3,594,865)
Cash and cash equivalents, beginning of period            152,619,435               57,966,360
                                                         ------------              -----------
Cash and cash equivalents, end of period                 $133,628,807              $54,371,495
                                                         ============              ===========

Other noncash items:
   Conversion of convertible debentures into equity      $  2,000,000
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

     The accompanying interim unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such regulations. The financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the Company's Form 10-K and Form 10-K/A for the year ended December 31, 1997, for additional disclosures. The results of operations for the interim periods presented are not necessarily indicative of the results that may be achieved for the full year.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   RESTRICTED CASH

     In connection with the acquisition of the management and lease rights for four facilities in Connecticut, the Company deposited $10.6 million into escrow. Interest on the funds accrues to the benefit of the Company. The money, comprised of lease deposits and lease acquisition costs, will be released from escrow when the certificate of occupancy is obtained for each facility.

3.   RELATED PARTY TRANSACTIONS

     As used herein, a "Chancellor Entity" is Chancellor Senior Housing Group, Inc. (a company primarily owned by Abraham D. Gosman and certain members of the Company's senior management) or a company in which Mr. Gosman and certain members of the Company's senior management exercise significant control.

     General and administrative expenses includes a reduction in rent expense of $44,814 for periods ending March 31, 1998 and 1997, to reflect Meditrust Corporation's portion of the rent at the Company's principal office space in Needham, Massachusetts. Mr. Gosman is the Chairman of the Board of Meditrust Corporation, a publicly-traded real estate investment trust.

     In January 1998, the Company purchased, for $0.8 million, a management agreement for a skilled nursing facility located in Florida from PhyMatrix Corp., a publicly-owned physician practice management company of which Mr. Gosman is Chairman of the Board and of which he, together with his two sons, beneficially owns approximately 24.6%.

     In January 1998, the Company paid a Chancellor Entity $2.5 million for the lease rights to a skilled nursing facility in Connecticut which the Company had been managing.

                            CAREMATRIX CORPORATION

     In March 1998, the Company purchased from a Chancellor Entity the lease rights to two facilities in Arizona for $1.1 million. The Company also made a lease deposit of $4.0 million for these facilities.

4.   CONVERTIBLE DEBENTURES

     In February 1998, the Company's 8.5% Convertible Debentures were converted into 133,333 shares of the Company's common stock at $15.00 per share (see Note 8 in Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended).

5.   EARNINGS PER SHARE

     Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per share." Accordingly, all earnings per share information reflects the adoption of this statement.

                                                                  Quarter ended March 31, 1998
                                                 ---------------------------------------------------------------
Basic earnings per share                             Earnings                Shares               Per Share
------------------------                             --------                ------               ---------
Earnings available to common shareholders           $3,365,190             17,377,463               $0.19
    Effect of dilutive securities:
    Stock options and warrants                              --                564,696                  --
    8.5% convertible debentures                         12,961                 71,110                  --
                                                 ------------------    -------------------    -------------------
Diluted earnings per share                          $3,378,151             18,013,269               $0.19
                                                 ==================    ===================    ===================


                                                                  Quarter ended March 31, 1997
                                                 ---------------------------------------------------------------
Basic earnings per share                             Earnings                Shares               Per Share
------------------------                             --------                ------               ---------
Earnings available to common shareholders            $814,600              17,109,978               $0.05
    Effect of dilutive securities:
    Stock options and warrants                             --                 189,881                  --
                                                 ------------------    -------------------    -------------------
Diluted earnings per share                           $814,600              17,299,859               $0.05
                                                 ==================    ===================    ===================


6.   NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130"). FAS 130 is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for the reporting and display of all changes in shareholders' equity during a reporting period except those resulting from investments by or distributions to shareholders. For the periods included in this Form 10-Q, the Company does not have items of comprehensive income requiring reporting or disclosure.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     The Company is a provider of assisted living services to the elderly. At March 31, 1998, the Company operated 28 facilities in ten states with a capacity of 3,069 residents. Of the facilities, two are owned, 16 are leased, and ten are managed. In addition, the Company currently has under development 77 facilities with a capacity of approximately 9,300 residents. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

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

  The quarter ended March 31, 1998 compared to the quarter ended March 31, 1997

     REVENUES. Resident operations revenue increased by $13.9 million for the first quarter of 1998 compared to the same period in 1997. The increase is comprised of $11.6 million from facilities leased for less than one year and $2.3 million from fees related to new management contracts as a result of the increase in the number of facilities under construction and in operation.

     Development fee income was $5.9 million in the first quarter of 1998 versus $3.2 million in the same period in 1997. The increase is primarily due to higher number of projects in development in 1998 compared to the number of projects in 1997.

     FACILITY EXPENSES. Facility expenses for the first quarter of 1998 increased by $11.1 million compared to the same period in 1997. The increase in facility expenses is comprised of an increase in lease expense of $2.3 million and an increase in operating expenses of $8.8 million.

     Facility lease expense was $3.7 million in the first quarter of 1998 compared to $1.4 million in the same period in 1997. The increase of $2.3 million is primarily due to facilities leased less than one year.

     Facility operating expenses were $15.4 million in the first quarter of 1998 compared to $6.6 million in the same period of 1997, an increase of $8.8 million. The increase is primarily due to $8.3 million of operating expenses from facilities leased less than one year. Comparable facility operating expenses increased $0.6 million.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first quarter of 1998 increased to $4.5 million from $3.6 million in the same period of 1997. As a percentage of operating revenue,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 (continued)

general and administrative expenses in the first quarter of 1998 declined to 15.1% from 27.9% in the first quarter of 1997. The increase in expense is primarily due to an increase in salary and benefits expenses relating to the hiring of additional corporate staff in anticipation of the Company's growth plans.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first quarter of 1998 increased $0.2 million compared to the same period in 1997. The increase is due primarily to $0.1 million of amortization of debt issuance costs and $0.1 million of amortization of other intangible assets.

     INTEREST INCOME. Interest income for the first quarter of 1998 was $2.3 million compared to $0.8 million for the same period in 1997. The increase is primarily due to higher average cash balances due to the issuance in 1997 of $115.0 million of 6 1/4% Convertible Subordinated Notes (the "Notes") (see Note 8 of the Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended).

     INTEREST EXPENSE. Interest expense for the first quarter of 1998 increased to $1.8 million from $0.3 million for the same period in 1997. The increase is primarily due to interest expense on the Notes.

     INCOME TAXES. The Company's effective tax rate during the first quarter of 1998 was 41.6% compared to 40.2% in 1997. The increase in the effective tax rate is due to the expected increase in the level of income subject to the federal tax rate of 35.0% for 1998, as compared to 34.0% for 1997, and the utilization in 1997 of certain tax benefits that had been fully reserved in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at March 31, 1998 were $133.6 million compared to $152.6 million at December 31, 1997, a decrease of approximately $19.0 million.

     Cash provided by operations was $0.9 million in the first quarter of 1998 compared to a use of $3.0 million for the same period in 1997. The increase in cash provided by operations is due primarily to an increase in net earnings before depreciation and amortization of $2.8 million and a net increase in current liabilities of $1.4 million which is primarily due to the acquisition of new facilities.

     Cash used in investing activities was $22.3 million in the first quarter of 1998 compared to a use of $1.1 million for the same period in 1997. The increase in the use of cash is due primarily to an increase of $13.8 million in restricted cash, primarily from $10.6 million paid for the acquisition of the management and lease rights to four facilities, $3.6 million paid for the lease rights to two facilities and $4.0 million paid as a lease deposit for two facilities.

     Cash flows provided by financing activities were $2.4 million in the first quarter of 1998 compared to $0.5 million for the same period in 1997. This increase is due primarily to the exercise of stock options and warrants.

     The Company will require resources in the future to fund the planned acquisition and development of additional assisted living, supportive independent and extended care facilities as well as its working capital

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
requirements. The Company expects to partially fund these resource requirements with its cash on hand as well as related party or third-party financing of assisted living facilities. The Company and certain related parties are presently in discussions with a number of third parties to secure commitments regarding sources of additional financing. Furthermore, the Company intends to seek bank borrowings and other debt or equity financings to provide additional sources of capital in the future.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is a party to litigation in the ordinary course of business. The Company does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         In February 1998, Natwest Securities Corporation converted $2.0 million in principal amount of the Company's 8.5% Convertible Debentures (the "Debentures") into 133,333 shares of the Company's Common Stock on a $15.00 per share basis pursuant to the terms of such Debentures. The shares were issued by the Company pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         In connection with the exercise of warrants issued by the Company, the following parties were issued shares of the Company's Common Stock pursuant to an exemption from registration under Section 4(2) of the
         Act:

                                                                         Shares of
                                                  Date exercised        Common Stock     Exercise Price
                                               --------------------- ------------------- ----------------
         Robert A. Schneider                   January 14, 1998              7,858           $18.60
         The Manold Group (1)                  January 18, 1998             11,605            17.75
         Roger O. Peterkin III                 January 22, 1998              1,000            18.90
         John DeShazo                          January 29, 1998              3,749            18.90
         Roger O. Peterkin III                 February 2, 1998              1,000            18.90
         Robert A. Schneider                   March 15, 1998               11,184            19.00
         Neil G. Berkman                       March 19, 1998                6,000            20.80
         Robert A. Schneider                   March 23, 1998               10,000            18.00
         The Equity Group, Inc.                March 25, 1998               11,875            22.40
         Edward M. Mulherin                    March 26, 1998                3,000            20.65
                                                                     -------------------

         Total shares of Common Stock:                                      67,271
                                                                     ===================

         (1) The Manold Group is an affiliated group of 11 individuals and trustees for the benefit of such affiliated persons.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a).    The following exhibits are filed as part of this report:

  3.01 Corrected Third Restated Certificate of Incorporation of CareMatrix Corporation (2)

  3.02 By-laws of CareMatrix Corporation, as amended through December 9, 1996 (1)

 10.00 Assignment agreement dated January 1, 1998 between PhyMatrix Corp. and CareMatrix of Massachusetts, Inc. (*)

 10.01 Facility lease agreement dated as of January 1, 1998 between Continuum Care of Connecticut, Inc. and CareMatrix of Ridgefield (SNF), Inc. (*)

 10.02 Facility lease agreement dated as of March 16, 1998 between Desert Amethyst Phase II Limited Partnership and CareMatrix of the Inn at the Amethyst, Inc. (*)

 10.03 Management agreement dated as of March 16, 1998 between CareMatrix of the Inn at the Amethyst, Inc. and NetWest
         Development Corporation (*)

 27.1    Financial Data Schedule

 27.2    Restated Financial Data Schedule

 27.3    Restated Financial Data Schedule

 -------------------------------
(*)  Filed herewith.
(1) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


 (b).     Reports on Form 8-K

No report on Form 8-K was filed by the Registrant during the quarter ended March 31, 1998.

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