Form 10-Q
period 1998-06-30
CAREMATRIX CORP
filed 1998-08-12
CIK 879969

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended June 30, 1998.

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

                       197 First Avenue, Needham, MA 02494
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at August 10, 1998
              -----                               ------------------------------
    Common Stock, $.05 par value                        17,671,399 shares

                             CAREMATRIX CORPORATION

                                Table of Contents

                         PART I - FINANCIAL INFORMATION


FINANCIAL STATEMENTS                                                        Page
                                                                            ----

    Consolidated Balance Sheets as of June 30, 1998
         and December 31, 1997                                               3

    Consolidated Statements of Earnings for the three and six
         months ended June 30, 1998 and June 30, 1997                        4

    Consolidated Statements of Cash Flows for the six months
         ended June 30, 1998 and June 30, 1997                               5

    Notes to Consolidated Financial Statements                               6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          9


                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

ITEM 2:  CHANGES IN SECURITIES

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

ITEM 5:  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

CAREMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
as of June 30, 1998 and December 31, 1997

                                                          June 30, 1998             December 31, 1997
                                                     ---------------------        --------------------
                                                           (unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                             $    130,950,458            $    152,619,435
   Restricted cash                                             20,295,701                   3,102,468
   Receivables:
      Accounts receivable, net                                 15,625,983                  12,461,704
      Accounts receivable-related party                        12,721,398                   9,096,479
      Other receivables                                                --                     730,584
   Prepaid expenses and other current assets                    8,241,731                   3,488,592
                                                         ----------------            ----------------
          Total current assets                                187,835,271                 181,499,262
Lease acquisition costs, net                                   11,809,678                   4,240,733
Property and equipment, net                                     5,767,638                   4,650,823
Due from shareholder                                                   --                   2,622,383
Other long-term assets, net                                    22,837,054                  17,262,630
Goodwill, net                                                  21,314,278                  21,772,649
                                                         ----------------            ----------------
          Total assets                                   $    249,563,919            $    232,048,480
                                                         ================            ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current portion of long-term debt                     $             --            $      2,000,000
   Accounts payable                                             5,157,544                   3,819,719
   Accrued compensation                                         1,415,818                   1,103,308
   Accrued liabilities                                         11,226,787                   7,925,147
   Other current liabilities                                    2,053,270                     827,594
                                                         ----------------            ----------------
          Total current liabilities
                                                               19,853,419                  15,675,768
Convertible subordinated notes                                115,000,000                 115,000,000
Other long-term liabilities                                     1,789,487                   2,211,412

Commitments and contingencies

Shareholders' equity                                          112,921,013                  99,161,300
                                                         ----------------            ----------------
          Total liabilities and shareholders' equity     $    249,563,919            $    232,048,480
                                                         ================            ================


               The accompanying notes are an integral part of the
                             financial statements.

CAREMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited) for the three and six months ended June 30, 1998 and June 30, 1997

                                                            Three Months Ended                 Six Months Ended
                                                     -------------------------------------------------------------------
                                                      June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
                                                     ---------------- ---------------- ---------------- ----------------
Revenues:
   Resident operations                                  $ 24,987,107    $ 10,493,644    $ 46,149,087      $ 19,948,745
   Resident operations - related party                     3,255,423         477,804       5,841,809           884,472
   Development fee income                                    714,091         150,101       1,688,293         1,544,779
   Development fee income - related party                  5,210,025       3,808,930      10,133,160         5,644,001
                                                     ---------------   -------------   -------------    --------------
          Total revenue                                   34,166,646      14,930,479      63,812,349        28,021,997
                                                     ---------------   -------------   -------------    --------------

Expenses:
   Facility operating expenses                            17,542,988       7,955,907      33,009,898        14,567,296
   Facility lease expense                                    595,124         634,757       1,177,698         1,199,677
   Facility lease expense - related party                  3,430,910         833,332       6,548,203         1,715,702
   General and administrative                              5,087,304       3,522,020       9,551,440         7,170,954
   Depreciation and amortization                             865,386         468,693       1,600,844           978,515
                                                     ---------------   -------------   -------------    --------------
          Total expenses                                  27,521,712      13,414,709      51,888,083        25,632,144
                                                     ---------------   -------------   -------------    --------------

Earnings from operations                                   6,644,934       1,515,770      11,924,266         2,389,853

Interest income (expense):
   Interest income                                         2,162,404         793,893       4,491,346         1,567,551
   Interest expense                                       (1,828,582)       (245,801)     (3,666,710)         (521,243)
                                                     ---------------   -------------   -------------    --------------
          Total interest income                              333,822         548,092         824,636         1,046,308
                                                     ---------------   -------------   -------------    --------------

Earnings before income taxes and preferred dividends       6,978,756       2,063,862      12,748,902         3,436,161
Income taxes                                               2,826,396         829,673       5,226,777         1,381,146
                                                     ---------------   -------------   -------------    --------------
Earnings before preferred dividends                        4,152,360       1,234,189       7,522,125         2,055,015
Preferred dividends                                            1,825           5,825           6,400            12,051
                                                     ---------------   -------------   -------------    --------------
Net earnings                                            $  4,150,535     $ 1,228,364     $ 7,515,725      $  2,042,964
                                                     ===============   =============   =============    ==============

Basic shares outstanding                                  17,665,463      17,114,205      17,521,463        17,112,092
                                                     ===============   =============   =============    ==============
Basic earnings per share                                $       0.23    $       0.07     $      0.43      $       0.12
                                                     ===============   =============   =============    ==============

Diluted shares outstanding                                18,106,195      17,480,140      18,095,732        17,390,000
                                                     ===============   =============   =============    ==============
Diluted earnings per share                              $       0.23    $       0.07     $      0.42       $      0.12
                                                     ===============   =============   =============    ==============


               The accompanying notes are an integral part of the
                             financial statements.

CAREMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the six months ended June 30, 1998 and June 30, 1997

                                                                           Six Months Ended
                                                                ------------------------------------------
                                                                 June 30, 1998           June 30, 1997
                                                                ------------------    --------------------
Cash flows from operating activities:
   Net earnings                                                   $   7,515,725          $    2,042,964
   Noncash items included in net earnings:
      Depreciation of fixed assets                                      651,821                 321,305
      Amortization of intangible assets                                 707,917                 515,543
      Amortization of lease acquisition costs                           241,106                 141,667
      Accretion of deferred rent liability                                   --                  32,994
      Accretion of bargain purchase option                                   --                 170,217
      Increase in current assets                                     (8,669,951)             (2,223,083)
      Changes in current liabilities                                  6,076,248              (1,236,605)
      Other noncash items                                                56,700                   9,028
                                                                ---------------       ------------------
          Net cash provided (used) by operating activities            6,579,566                (225,970)
                                                                ---------------       ------------------

Cash flows from investing activities:
   Purchase of working capital note                                          --                (300,000)
   Additions to property and equipment                               (1,768,636)               (775,688)
   Net change in assets held for sale                                        --                (327,060)
   Increase in lease deposits and other long-term assets             (5,470,385)             (2,438,527)
   Increase in restricted cash                                      (17,193,233)                (98,396)
   Lease acquisition costs                                           (7,810,051)             (2,213,679)
                                                                ---------------       -----------------
          Net cash used by investing activities                     (32,242,305)             (6,153,350)
                                                                ---------------       -----------------

Cash flows from financing activities:
   Net increase in amounts due shareholder                                   --                 189,620
   Exercise of stock options and warrants                             4,243,988                 217,371
   Repayment of debt                                                   (310,680)             (2,429,935)
   Other, net                                                            60,454                      --
                                                                ---------------       -----------------
          Net cash provided (used) by financing activities            3,993,762              (2,022,944)
                                                                ---------------       -----------------

Decrease in cash and cash equivalents                               (21,668,977)             (8,402,264)
Cash and cash equivalents, beginning of period                      152,619,435              57,966,360
                                                                ---------------       -----------------
Cash and cash equivalents, end of period                          $ 130,950,458          $   49,564,096
                                                                ===============       =================

Other noncash items:
   Conversion of convertible debentures into equity               $   2,000,000
                                                                ===============


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

2.   RESTRICTED CASH

     Cash collateral. Under the terms of an agreement to fix interest rates on future leases with Chancellor Senior Housing Group, Inc., the Company is required to maintain specified levels of cash collateral with a financial institution. Interest on the funds held accrues to the benefit of the Company. At June 30, 1998, the amount held as collateral was approximately $11.7 million.

     Lease related. In connection with the acquisition of the management and lease rights to four facilities in Connecticut, the Company initially deposited $10.6 million into escrow. Interest on the funds held accrues to the benefit of the Company. The funds, comprised of lease deposits and lease acquisition costs, will be released from escrow when the certificate of occupancy is obtained for each facility. At June 30, 1998, the remaining amount held in escrow was approximately $5.7 million.

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

                             CAREMATRIX CORPORATION

3.   RELATED PARTY TRANSACTIONS (continued)

     In March 1998, the Company paid $5.1 million to a Chancellor Entity related to two facilities it is now leasing in Arizona.

     In April 1998, the Company exercised its option to lease from a Chancellor Entity a skilled nursing facility located in Florida which the Company had been managing.

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

                                                                Three months ended June 30, 1998
                                                 --------------------------------------------------------
Basic earnings per share                             Earnings              Shares               Per share
------------------------                             --------              ------               ---------
Earnings available to common shareholders        $   4,150,535           17,665,463           $      0.23
    Effect of dilutive securities:
    Stock options and warrants                              --              440,732                    --
                                                 -------------    -    ------------           -----------
Diluted earnings per share                       $   4,150,535           18,106,195           $      0.23
                                                 =============         ============           ===========

                                                                 Six months ended June 30, 1998
                                                 --------------------------------------------------------
Basic earnings per share                             Earnings                Shares             Per share
------------------------                             --------                ------             ---------
Earnings available to common shareholders        $   7,515,725           17,521,463           $      0.43
    Effect of dilutive securities:
    Stock options and warrants                              --              538,714                    --
    8.5% Convertible Debentures                             --               35,555                    --
                                                 -------------         ------------           -----------
Diluted earnings per share                       $   7,515,725           18,095,732           $      0.42
                                                 =============         ============           ===========

                                                                Three months ended June 30, 1997
                                                 --------------------------------------------------------
Basic earnings per share                             Earnings                Shares             Per share
------------------------                             --------                ------             ---------
Earnings available to common shareholders        $   1,228,364           17,114,205           $      0.07
    Effect of dilutive securities:
    Stock options and warrants                              --              365,935                    --
                                                 -------------         ------------           -----------
Diluted earnings per share                       $   1,228,364           17,480,140           $      0.07
                                                 =============         ============           ===========


                                                                 Six months ended June 30, 1997
                                                 --------------------------------------------------------
Basic earnings per share                             Earnings                Shares             Per share
------------------------                             --------                ------             ---------
Earnings available to common shareholders        $   2,042,964           17,112,092           $      0.12
    Effect of dilutive securities:
    Stock options and warrants                              --              277,908                    --
                                                 -------------         -------------------    -----------
Diluted earnings per share                       $   2,042,964           17,390,000           $      0.12
                                                 =============         ===================    ===========

                             CAREMATRIX CORPORATION

6.   NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130"). FAS 130 is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for the reporting and display of all changes in shareholders' equity during a reporting period except those resulting from investments by or distributions to shareholders. For the periods included in this Form 10-Q, the Company does not have items of comprehensive income requiring reporting or disclosure.

     The FASB has also issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 1999. FAS 133 requires that all derivatives are required to be recognized on the balance sheet as either assets or liabilities and measured at fair value. The Company has not yet determined the impact, if any, the adoption of FAS 133 will have on its statement of financial position or results of operations.

7.   SUBSEQUENT EVENTS

     In July 1998, the Company entered into an agreement to acquire SeniorCare Group, Ltd., a provider of assisted living services and Alzheimer's care located in Long Island, New York for $110.0 million in cash and stock options plus the assumption of debt of approximately $40.0 million. SeniorCare, Ltd. owns and operates seven facilities, six in Long Island and one in New Jersey. Three additional facilities are in varying stages of development. The total capacity of the ten facilities is approximately 2,100 residents. The transaction is expected to be completed in the Company's third fiscal quarter.

     In July 1998, the Company entered into an affiliation agreement with National Assisted Living Limited Partnership. Under the terms of the agreement, the Company has the option to acquire up to 600 units in nine facilities once they achieve stabilized occupancy. The Company is required to make a purchase deposit of $0.6 million within five days after the certificate of occupancy is obtained for a facility. In connection with entering into the agreement, the Company made an initial deposit of $1.0 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     The Company is a provider of assisted living services to the elderly. At June 30, 1998, the Company operated 34 facilities in eleven states with a capacity of 3,839 residents. Of the facilities, two are owned, 17 are leased, and 15 are managed. In addition, the Company currently has under development 77 facilities with a capacity of approximately 10,000 residents. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

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

   The quarter ended June 30, 1998 compared to the quarter ended June 30, 1997

     REVENUES. Resident operations revenue increased by $17.3 million for the second quarter of 1998 compared to the same period in 1997. The increase is comprised principally of revenue from facilities leased for less than one year and from fees related to management contracts and other services as a result of the increase in the number of facilities under construction and in operation. Comparable facility revenue increased $1.1 million.

     Development fee income was $5.9 million in the second quarter of 1998 versus $4.0 million in the same period in 1997. The increase is primarily due to a higher number of projects in development in 1998 compared to the number of projects in 1997.

     FACILITY EXPENSES. Facility operating expenses were $17.5 million in the second quarter of 1998 compared to $8.0 million in the same period of 1997, an increase of $9.5 million. The increase is primarily due to $9.3 million of operating expenses from facilities leased less than one year. Comparable facility operating expenses increased $0.2 million.

     Facility lease expense was $4.0 million in the second quarter of 1998 compared to $1.4 million in the same period in 1997. The increase of $2.6 million is primarily due to facilities leased less than one year.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the second quarter of 1998 increased to $5.1 million from $3.5 million in the same period of 1997. As a percentage of operating revenue, general and administrative expenses in the second quarter of 1998 declined to 14.9% from 23.6% in the second

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 (continued)

quarter of 1997. The increase in expense is primarily due to an increase in salary and benefits expenses relating to the hiring of additional corporate staff in anticipation of the Company's growth plans.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the second quarter of 1998 increased $0.4 million compared to the same period in 1997. The increase is due primarily to $0.1 million of amortization of debt issuance costs and $0.3 million of amortization of other intangible assets.

     INTEREST INCOME. Interest income for the second quarter of 1998 was $2.2 million compared to $0.8 million for the same period in 1997. The increase is primarily due to higher average cash balances due to the issuance in 1997 of $115.0 million of 6 1/4% Convertible Subordinated Notes (the "Notes") (see Note 8 of the Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended).

     INTEREST EXPENSE. Interest expense for the second quarter of 1998 increased to $1.8 million from $0.2 million for the same period in 1997. The increase is primarily due to interest expense on the Notes.

     INCOME TAXES. The Company's effective tax rate during the second quarter of 1998 was 40.5% compared to 40.2% in 1997. The increase in the effective tax rate is due to the expected increase in the level of income subject to the federal tax rate of 35.0% for 1998, as compared to 34.0% for 1997, and the utilization in 1997 of certain tax benefits that had been fully reserved in 1996.

The six months ended June 30, 1998 compared to the six months ended
June 30, 1997

     REVENUES. Resident operations revenue increased by $31.2 million for the first six months of 1998 compared to the same period in 1997. The increase is comprised principally of revenue from facilities leased for less than one year and from fees related to management contracts and other services as a result of the increase in the number of facilities under construction and in operation. Comparable facility revenue increased $0.6 million.

     Development fee income was $11.8 million in the first six months of 1998 versus $7.2 million in the same period in 1997. The increase is primarily due to a higher number of projects in development in 1998 compared to the number of projects in 1997.

     FACILITY EXPENSES. Facility operating expenses were $33.0 million in the first six months of 1998 compared to $14.6 million in the same period of 1997, an increase of $18.4 million. The increase is primarily due to $18.0 million of operating expenses from facilities leased less than one year. Comparable facility operating expenses increased $0.4 million.

     Facility lease expense was $7.7 million in the first six months of 1998 compared to $2.9 million in the same period in 1997. The increase of $4.8 million is primarily due to facilities leased less than one year.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first six months of 1998 increased to $9.6 million from $7.2 million in the same period of 1997. As a percentage of operating revenue, general and administrative expenses in the first six months of 1998 declined to 15.0% from 25.6% in the first six months of 1997. The increase in expense is primarily due to an increase in salary and benefits expenses relating to the hiring of additional corporate staff in anticipation of the Company's growth plans.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The six months ended June 30, 1998 compared to the six months ended June 30, 1997 (continued)

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first six months of 1998 increased $0.6 million compared to the same period in 1997. The increase is due primarily to $0.2 million of amortization of debt issuance costs and $0.4 million of amortization of other intangible assets.

     INTEREST INCOME. Interest income for the first six months of 1998 was $4.5 million compared to $1.6 million for the same period in 1997. The increase is primarily due to higher average cash balances due to the issuance in 1997 of $115.0 million the Notes.

     INTEREST EXPENSE. Interest expense for the first six months of 1998 increased to $3.6 million from $0.5 million for the same period in 1997. The increase is primarily due to interest expense on the Notes.

     INCOME TAXES. The Company's effective tax rate during the first six months of 1998 was 41.0% compared to 40.2% in 1997. The increase in the effective tax rate is due to the expected increase in the level of income subject to the federal tax rate of 35.0% for 1998, as compared to 34.0% for 1997, and the utilization in 1997 of certain tax benefits that had been fully reserved in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 1998 were $131.0 million compared to $152.6 million at December 31, 1997, a decrease of approximately $21.6 million.

     Cash provided by operations was $6.6 million in the first six months of 1998 compared to a use of $0.2 million for the same period in 1997. The increase in the cash provided by operations is due primarily to an increase in net earnings before depreciation and amortization of $6.1 million, and a net increase in current liabilities of $7.4 million which is primarily due to leasing of new facilities, offset by an increase in current assets of $6.5 million which is primarily due to increases in receivables from new facilities in development and operation.

     Cash used in investing activities was $32.2 million in the first six months of 1998 compared to a use of $6.2 million for the same period in 1997. The increase in the use of cash is due primarily to an increase of $17.1 million in restricted cash, consisting of deposits for lease rights and cash collateral for an agreement to fix interest rates on future leases with Chancellor Senior Housing Group, Inc. (see Note 2 of Notes to Consolidated Financial Statements), and $8.6 million for lease acquisition costs and lease deposits for six facilities.

     Cash flows provided by financing activities were $4.0 million in the first six months of 1998 compared to a use of cash of $2.0 million for the same period in 1997. This increase is due primarily to the exercise of stock options and warrants.

     The Company will require resources in the future to fund the planned acquisition and development of additional assisted living, supportive independent and extended care facilities as well as its working capital requirements. The Company expects to partially fund these resource requirements with its cash on hand as well as

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES  (continued)

related party or third-party financing of assisted living facilities. The Company expects to fund the acquisition of SeniorCare, Ltd. (see Note 7 of Notes to Consolidated Financial Statements) from cash on hand and additional borrowing. The Company and certain related parties are presently in discussions with a number of third parties to secure commitments regarding sources of additional financing. Furthermore, the Company intends to seek bank borrowings and other debt or equity financings to provide additional sources of capital in the future.

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

ITEM 2.    CHANGES IN SECURITIES

           In connection with the exercise of warrants issued by the Company, the following parties were issued shares of the Company's Common Stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended:

                                                                    Shares of
                                             Date exercised        Common Stock     Exercise price
                                           ---------------------------------------------------------
           Robert A. Schneider                April 1, 1998            11,000            18.00
           Robert A. Schneider               April 20, 1998            10,000            18.00
           Daniel R. Baty                      June 5, 1998            11,163            18.65
           Emeritus Corporation                June 5, 1998            11,163            18.65
           Robert A. Schneider                June 19, 1998            20,000            18.00
           Robert A. Schneider                June 29, 1998            13,207            18.00
                                                                       ------

           Total shares of Common Stock:                               76,533
                                                                       ======

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

           Annual Meeting of the Stockholders of the Company on June 22, 1998

           On June 22, 1998, the Company held its annual meeting of shareholders (the "Annual Meeting") at which it submitted to a vote of its shareholders the following matters:

           Election of Directors
           ---------------------

           The following nominees were elected directors of the Company at the Annual Meeting to serve until the 1999 annual meeting of shareholders and thereafter until their successors are duly elected and qualified. The following table sets forth a summary with respect to the results of the shareholder vote.

           Nominee                        For         Against      Withheld
           -------                        ---         -------      --------
           Abraham D. Gosman           14,611,118       --          48,357
           Andrew D. Gosman            14,610,968       --          48,507
           Michael M. Gosman           14,610,768       --          48,707
           Donald J. Amaral            14,610,893       --          48,582
           H. Loy Anderson, Jr.        14,610,443       --          49,032
           Rev. Bedros Baharian        14,609,393       --          50,082
           Robert Cataldo              14,609,193       --          50,282
           Stephen E. Ronai            14,612,093       --          47,382

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS (continued)

           Amendment of the 1996 Equity Incentive Plan
           -------------------------------------------

           The shareholders were asked to approve and adopt the amendment of the Company's 1996 Equity Incentive Plan (the "1996 Plan") in order to increase the number of shares available for issuance under the 1996 Plan to 2,600,000.

           The number of votes in favor of the amendment of the 1996 Plan was 10,809,449, the number of votes against was 2,496,755, the number of abstentions was 7,007 and the number of shares not voted was 1,346,264.

ITEM 5.    OTHER INFORMATION

           The holders of proxies solicited by the Board of Directors of the Company, to the extent discretionary authority is conferred upon them by stockholders, shall have the right to exercise such authority to vote on any matter properly brought to a vote of the stockholders of the Company at the annual meeting of stockholders to be held in 1999, with the exception of matters to be brought before the 1999 annual meeting about which the Company received notice on or prior to March 29, 1999.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a).   The following exhibits are filed as part of this report:

    3.01 Corrected Third Restated Certificate of Incorporation of CareMatrix Corporation (2)

    3.02 By-laws of CareMatrix Corporation, as amended through December 9, 1996 (1)

    10.01 First amendment to facility lease agreement dated as of April 3, 1998 between Meditrust Company LLC and CareMatrix of Palm Beach Gardens
           (SNF), Inc. (*)

    10.02 Agreement dated as of July 17, 1998 between National Assisted Living Limited Partnership and CareMatrix of Massachusetts, Inc. (*)

    27.1   Financial Data Schedule(*)

    27.2   Restated Financial Data Schedule(*)

    27.3   Restated Financial Data Schedule(*)
    -------------------------------
    (*)  Filed herewith.
    (1) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
    (2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

    (b). Reports on Form 8-K

     No report on Form 8-K was filed by the Registrant during the quarter ended June 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    CAREMATRIX CORPORATION



Dated: August 12, 1998                              By: /s/ Robert M. Kaufman
                                                    -------------------------
                                                    Robert M. Kaufman
                                                    Chief Executive Officer