Form 10-Q
period 1998-09-30
CAREMATRIX CORP
filed 1998-11-17
CIK 879969

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended September 30, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from _______ to _______ .

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
Yes  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at November 13, 1998
            -----                           --------------------------------
Common Stock, $.05 par value                         17,803,207 shares

================================================================================

                             CAREMATRIX CORPORATION


                                Table of Contents


                         PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS                                                  Page
                                                                      ----
      Consolidated Balance Sheets as of September 30, 1998
           and December 31, 1997                                       3

      Consolidated Statements of Earnings for the three and nine
           months ended September 30, 1998 and September 30, 1997      4

      Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1998 and September 30, 1997             5

      Notes to Consolidated Financial Statements                       6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                   10



                      PART II - OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS                                         15

ITEM 2:     CHANGES IN SECURITIES                                     15

ITEM 5:     OTHER INFORMATION                                         15

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                          15-16

CAREMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
as of September 30, 1998 and December 31, 1997

                                                 September 30, 1998     December 31, 1997
                                                 ------------------     -----------------
ASSETS                                               (unaudited)
Current assets:
  Cash, cash equivalents and restricted cash        $ 33,040,974          $ 155,721,903
  Receivables:
    Accounts receivable, net                          24,096,850             12,461,704
    Accounts receivable-related party                 14,352,875              9,096,479
    Other receivables                                        ---                730,584
  Prepaid expenses and other current assets           11,170,023              3,488,592
                                                    ------------          -------------
      Total current assets                            82,660,722            181,499,262
Lease acquisition costs, net                          11,027,696              4,240,733
Property and equipment, net                          146,107,310              4,650,823
Due from shareholder                                         ---              2,622,383
Other long-term assets, net                           42,760,329             17,262,630
Goodwill, net                                         43,388,474             21,772,649
                                                    ------------          -------------
      Total assets                                  $325,944,531          $ 232,048,480
                                                    ============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                 $    683,078          $   2,000,000
  Accounts payable                                     9,032,241              3,819,719
  Accrued compensation                                 2,481,431              1,103,308
  Accrued liabilities                                 17,344,337              7,925,147
  Other current liabilities                            1,604,136                827,594
                                                    ------------          -------------
      Total current liabilities                       31,145,223             15,675,768
Mortgages payable                                     44,013,935                    ---
Borrowings under line of credit                        8,500,000                    ---
Convertible subordinated notes                       115,000,000            115,000,000
Other long-term liabilities                            5,367,751              2,211,412


Commitments and contingencies

Shareholders' equity                                 121,917,622             99,161,300
                                                    ------------          -------------
      Total liabilities and shareholders' equity    $325,944,531          $ 232,048,480
                                                    ============          =============


    The accompanying notes are an integral part of the financial statements.

CAREMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited) for the three and nine months ended September 30, 1998 and September 30, 1997

                                                              Three Months Ended                        Nine Months Ended
                                                     --------------------------------------  --------------------------------------
                                                     September 30, 1998  September 30, 1997  September 30, 1998  September 30, 1997
                                                     ------------------  ------------------  ------------------  ------------------
Revenues:
   Resident operations                                   $ 28,431,562        $ 14,777,715       $ 74,580,649        $ 34,726,460
   Resident operations - related party                      4,741,116           1,286,773         10,582,925           2,171,245
   Development fee income                                     279,051             563,949          1,967,344           2,108,728
   Development fee income - related party                   6,153,218           4,190,144         16,286,378           9,834,145
                                                        --------------      -------------       ------------        ------------
     Total revenue                                         39,604,947          20,818,581        103,417,296          48,840,578
                                                        --------------      -------------       ------------        ------------

Expenses:
   Facility operating expenses                             20,783,902          11,449,766         53,793,800          26,017,062
   Facility lease expense                                     297,930             725,168          1,475,628           1,924,845
   Facility lease expense - related party                   3,956,108           1,711,659         10,504,311           3,427,361
   General and administrative                               4,769,318           3,719,974         14,320,758          10,890,928
   Depreciation and amortization                            1,241,359             574,407          2,842,203           1,552,922
                                                        --------------      -------------       ------------        ------------
     Total expenses                                        31,048,617          18,180,974         82,936,700          43,813,118
                                                        --------------      -------------       ------------        ------------

Earnings from operations                                    8,556,330           2,637,607         20,480,596           5,027,460

Interest and other income (expense):
   Interest and other income                                2,035,013           1,515,813          6,526,359           3,083,364
   Interest expense                                        (2,219,593)           (907,357)        (5,886,303)         (1,428,600)
                                                        --------------      -------------       ------------        ------------
     Total interest and other income (expense), net          (184,580)            608,456            640,056           1,654,764
                                                        --------------      -------------       ------------        ------------

Earnings before income taxes and preferred dividends        8,371,750           3,246,063         21,120,652           6,682,224
Income taxes                                                3,432,691           1,305,107          8,659,468           2,686,254
                                                        --------------      -------------       ------------        ------------
Earnings before preferred dividends                         4,939,059           1,940,956         12,461,184           3,995,970
Preferred dividends                                             1,825               5,825              8,225              17,875
                                                        --------------      -------------       ------------        ------------
Net earnings                                             $  4,937,234        $  1,935,131       $ 12,452,959        $  3,978,095
                                                        ==============      =============       ============        ============

Basic shares outstanding                                   17,670,260          17,150,878         17,571,062          17,125,115
                                                        ==============      =============       ============        ============
Basic earnings per share                                 $       0.28        $       0.11       $       0.71        $       0.23
                                                        ==============      =============       ============        ============

Diluted shares outstanding                                 22,004,210          17,616,696         18,046,997          17,465,598
                                                        ==============      =============       ============        ============
Diluted earnings per share                               $       0.27        $       0.11       $       0.69        $       0.23
                                                        ==============      =============       ============        ============


    The accompanying notes are an integral part of the financial statements.

CAREMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the nine months ended September 30, 1998 and September 30, 1997

                                                                                       Nine Months Ended
                                                                          -------------------------------------------
                                                                          September 30, 1998       September 30, 1997
                                                                          ------------------       ------------------
   Net earnings                                                              $ 12,452,959             $  3,978,095
   Noncash items included in net earnings:
      Depreciation of fixed assets                                                910,731                  481,365
      Amortization of intangible assets                                         1,480,882                  809,682
      Amortization of lease acquisition costs                                     450,590                  261,875
      Accretion of deferred rent liability                                            ---                   48,336
      Accretion of bargain purchase option                                            ---                  228,769
      Increase in current assets                                              (20,407,412)             (10,146,319)
      Changes in current liabilities                                            9,621,867                  899,942
      Other noncash items                                                          85,050                      ---
                                                                             -------------           --------------
          Net cash provided (used) by operating activities                      4,594,667               (3,438,255)
                                                                             -------------           --------------

Cash flows from investing activities:
   Purchase of working capital notes                                                  ---                 (300,000)
   Additions to property and equipment, net                                    (6,949,802)              (1,296,985)
   Purchase of SeniorCare Group, Ltd., net of cash acquired                  (100,122,167)                     ---
   Net change in assets held for sale                                                 ---                 (348,300)
   Increase in lease deposits and other long-term assets                      (25,539,143)              (1,023,149)
   Lease acquisition costs, net                                                (7,237,553)              (7,132,949)
                                                                             -------------           --------------
          Net cash used by investing activities                              (139,848,665)             (10,101,383)
                                                                             -------------           --------------

Cash flows from financing activities:
   Net increase in amounts due shareholder                                            ---                 (142,035)
   Borrowings under the line of credit                                          8,500,000                      ---
   Exercise of stock options and warrants                                       4,334,747                  837,335
   Proceeds from issuance of convertible subordinated notes                           ---               97,250,000
   Repayment of debt, net                                                        (322,132)              (2,602,398)
   Other, net                                                                      60,454                      ---
                                                                             -------------           --------------
          Net cash provided by financing activities                            12,573,069               95,342,902
                                                                             -------------           --------------

(Decrease) increase in cash and cash equivalents                             (122,680,929)              81,803,264
Cash and cash equivalents, beginning of period                                155,721,903               58,803,105
                                                                             -------------           --------------
Cash and cash equivalents, end of period                                     $ 33,040,974            $ 140,606,369
                                                                             =============           ==============

Other noncash items:
   Conversion of convertible debentures into equity                           $ 2,000,000
                                                                             =============

   Issuance of stock options in connection with
       the acquisition of SeniorCare Group, Ltd.                              $ 3,968,616
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

      The accompanying interim unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such regulations. The financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the Company's Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 1997, for additional disclosures. The results of operations for the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. Certain reclassifications have been made on the prior year's financial statements to conform to the current year's presentations.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    RESTRICTED CASH

      Cash collateral. Under the terms of an agreement to fix interest rates on future leases with Chancellor Senior Housing Group, Inc., the Company is required to maintain specified levels of cash collateral with a financial institution. Interest on the funds held accrues to the benefit of the Company. At September 30, 1998, the amount held as collateral was approximately $21.1 million.

      Lease related. In connection with the acquisition of the management and lease rights to four facilities in Connecticut, the Company initially deposited $10.6 million into escrow. Interest on the funds held accrues to the benefit of the Company. The funds, comprised of lease deposits and lease acquisition costs, will be released from escrow when the certificate of occupancy is obtained for each facility. At September 30, 1998, the remaining amount held in escrow was approximately $5.7 million.

3.    RELATED PARTY TRANSACTIONS

      As used herein, a "Chancellor Entity" is Chancellor Senior Housing Group, Inc. (a company primarily owned by Abraham D. Gosman, Chairman of the Board of Directors of the Company, and certain members of the Company's senior management) or a company in which Mr. Gosman and certain members of the Company's senior management exercise significant control.

      In January 1998, the Company purchased, for $0.8 million, a management agreement for a skilled nursing facility located in Florida from PhyMatrix Corp., a publicly-owned physician practice management company of which Mr. Gosman is Chairman of the Board and Chief Executive Officer and of which he, together with his two sons, beneficially owns approximately 24.6%.

                         CAREMATRIX CORPORATION

3.    RELATED PARTY TRANSACTIONS  (continued)

      In 1998, the Company has paid various Chancellor Entities a total of $7.0 million for lease rights to three facilities. The Company also exercised its option to lease two facilities which it had been managing from certain Chancellor Entities.

      During 1998, the Company also paid a Chancellor Entity $2.0 million for development and lease rights related to a senior living community in New York.

4.    CONVERTIBLE DEBENTURES

      In February 1998, the Company's 8.5% Convertible Debentures were converted into 133,333 shares of the Company's common stock at $15.00 per share (see Note 8 in Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended).

5.    LINE OF CREDIT

      In September 1998, the Company entered into an agreement with a bank for a $15.0 million line of credit (the "Line of Credit"). The Line of Credit will be used to fund ongoing working capital, acquisitions, letters of credit and general corporate purposes. The Line of Credit bears interest at a spread over LIBOR or Prime Rate as selected by the Company. The applicable spread is determined based on a defined leverage ratio. The Line of Credit matures on September 25, 2001 and is collateralized by the Company's accounts receivable.

6.    EARNINGS PER SHARE

      Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per share."

                                     Three months ended September 30, 1998
                                  ------------------------------------------
Basic earnings per share            Earnings        Shares        Per share
------------------------          -----------     ----------      ---------
Earnings available to common
  shareholders                    $ 4,937,234     17,670,260      $    0.28
   Effect of dilutive
     securities:
   Stock options and warrants             ---        351,266           ---
   6.25% Convertible Debentures     1,060,156      3,982,684           ---
                                  -----------     ----------      ---------
Diluted earnings per share        $ 5,997,390     22,004,210      $    0.27
                                  ===========     ==========      =========

                                     Nine months ended September 30, 1998
                                  ------------------------------------------
Basic earnings per share            Earnings        Shares        Per share
------------------------          -----------     ----------      ---------
Earnings available to common
  shareholders                    $12,452,959     17,571,062      $    0.71
   Effect of dilutive
    securities:
   Stock options and warrants             ---        452,231            ---
   8.5% Convertible Debentures            ---         23,704            ---
                                  -----------     ----------      ---------
Diluted earnings per share        $12,452,959     18,046,997      $    0.69
                                  ===========     ==========      =========

                         CAREMATRIX CORPORATION

6.    EARNINGS PER SHARE  (continued)

                                     Three months ended September 30, 1997
                                  -----------------------------------------
Basic earnings per share            Earnings        Shares        Per share
------------------------          -----------     ----------      ---------
Earnings available to common
  shareholders                    $ 1,935,131     17,150,878      $    0.11
   Effect of dilutive
    securities:
   Stock options and warrants             ---        465,818            ---
                                  -----------     ----------      ---------
Diluted earnings per share        $ 1,935,131     17,616,696      $    0.11
                                  ===========     ==========      =========

                                     Nine months ended September 30, 1997
                                  -----------------------------------------
Basic earnings per share            Earnings        Shares        Per share
------------------------          -----------     ----------      ---------
Earnings available to common
  shareholders                    $ 3,978,095     17,125,115      $    0.23
   Effect of dilutive
    securities:
   Stock options and warrants             ---        340,483            ---
                                  -----------     ----------      ---------
Diluted earnings per share        $ 3,978,095     17,465,598      $    0.23
                                  ===========     ==========      =========


7.    NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      The FASB has also issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 1999. FAS 133 requires that all derivatives are required to be recognized on the balance sheet as either assets or liabilities and measured at fair value. The Company does not have any derivative financials instruments to which this standard would apply.

8.    ACQUISITIONS AND SALES OF ASSETS

      In September 1998, the Company completed the acquisition of six operating and three development facilities ("SeniorCare") on Long Island, New York. A tenth facility, located in New Jersey, will be acquired upon receiving all necessary licenses.

      Including the New Jersey facility, the acquisition price consists of approximately $109.7 million in cash and future payments, 400,000 stock options of the Company, and the assumption of approximately $43.9 million in debt.

      In addition, the Company entered into an arrangement whereby the various affiliated individuals (the "Sellers") have the right to put to the Company and the Company has the right to buy from the Sellers certain pharmacy and home health companies for the greater of $8.0 million or eight times net earnings before income taxes for a specified period prior to closing.

                         CAREMATRIX CORPORATION

8.    ACQUISITIONS AND SALES OF ASSETS  (continued)

      During the quarter ended September 30, 1998, the Company purchased six former facilities of The Standish Care Company, Inc. (see Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended) it had previously been leasing under the terms of various operating leases. The total purchase price was approximately $8.4 million. Subsequently, three of these facilities representing 164 units were sold.

9.    OTHER EVENTS

      In July 1998, the Company entered into an affiliation agreement with National Assisted Living Limited Partnership. Under the terms of the agreement, the various sides have a put and call related to up to 600 units in nine facilities once they achieve stabilized occupancy. The Company is required to make a purchase deposit of $0.6 million within five days after the certificate of occupancy is obtained for a facility. In connection with entering into the agreement, the Company made an initial deposit of $1.0 million.

10.   PRO FORMA RESULTS OF OPERATIONS  (UNAUDITED)

      The following represents the unaudited pro forma combined results of operations of the Company as if SeniorCare was acquired on January 1, 1997.

                    Three month period         Nine month              Twelve month
                           ended              period ended             period ended
                    September 30, 1998      September 30, 1998       December 31, 1997
                    --------------------    ------------------       -----------------
Revenue                 $  44,574,244         $  120,367,176           $  94,913,386
Net earnings            $   4,564,779         $   10,907,549           $   3,659,347
Basic earnings per
 share                  $        0.26         $         0.62           $        0.21
Diluted earnings
 per share              $        0.21         $         0.60           $        0.21

      The pro forma information given above does not purport to be indicative of the results that actually would have been attained if the acquisition of SeniorCare had occurred on the date noted, and is not intended to be a projection of future results or trends.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company is a provider of assisted living services to the elderly. At September 30, 1998, the Company operated 41 facilities in eleven states with a capacity of approximately 5,100 residents. Of the facilities, 13 are owned, 14 are leased, and 14 are managed. In addition, the Company currently has under development 84 facilities with a capacity of approximately 10,000 residents. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

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

      The results of operations for the quarter and nine month period ended September 30, 1998 include the results of SeniorCare Group, Ltd. ("SeniorCare") for one month beginning September 1, 1998.

      The following discussion, as well as other portions of this document, includes certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially.

       The quarter ended September 30, 1998 compared to the quarter ended
                               September 30, 1997

      REVENUES. Resident operations revenue increased by $17.1 million for the third quarter of 1998 compared to the same period in 1997. The increase is comprised principally of revenue from facilities leased or owned for less than one year and from fees related to management contracts and other services as a result of the increase in the number of facilities under construction and in operation. Comparable facility revenue decreased $0.3 million.

      Development fee income was $6.4 million in the third quarter of 1998 versus $4.8 million in the same period in 1997. The increase is primarily due to a higher number of projects in development in 1998 compared to the number of projects in 1997.

      FACILITY EXPENSES. Facility operating expenses were $20.8 million in the third quarter of 1998 compared to $11.4 million in the same period of 1997, an increase of $9.4 million. The increase is primarily due to a $9.8 million increase from operating expenses from facilities leased or owned less than one year. Comparable facility operating expenses decreased $0.4 million.

      Facility lease expense was $4.3 million in the third quarter of 1998 compared to $2.4 million in the same period in 1997. The increase of $1.9 million is primarily due to facilities leased less than one year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

       The quarter ended September 30, 1998 compared to the quarter ended
                         September 30, 1997 (continued)

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the third quarter of 1998 increased to $4.8 million from $3.7 million in the same period of 1997. As a percentage of operating revenue, general and administrative expenses in the third quarter of 1998 declined to 12.0% from 17.9% in the third quarter of 1997. The increase in expense is primarily due to an increase in salary and benefits expenses relating to the hiring of additional corporate staff in anticipation of the Company's growth plans.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the third quarter of 1998 increased $0.7 million compared to the same period in 1997. The increase is due primarily to $0.3 million of depreciation of fixed assets from newly acquired facilities (see Note 8 of Notes to Consolidated Financial Statements), $0.3 million of amortization of other intangible assets, and $0.1 million of amortization of debt issuance costs

      INTEREST AND OTHER INCOME AND INTEREST EXPENSE. Interest income for the third quarter of 1998 was $2.0 million compared to $1.5 million for the same period in 1997. Interest expense for the third quarter of 1998 increased to $2.2 million from $0.9 million for the same period in 1997. The increase is primarily due to interest expense on the 6 1/4% Convertible Subordinated Notes (the "Notes") (see Notes 8 of Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended) and $0.3 million of interest related to debt assumed in the SeniorCare acquisition (see
Note 8 of Notes to Financial Statements).

      INCOME TAXES. The Company's effective tax rate during the third quarter of 1998 was 41.0% compared to 40.2% in 1997. The increase in the effective tax rate is due to the expected increase in the level of income subject to the federal tax rate of 35.0% for 1998, as compared to 34.0% for 1997, and the utilization in 1997 of certain tax benefits that had been fully reserved in 1996.

      The nine months ended September 30, 1998 compared to the nine months ended September 30, 1997

      REVENUES. Resident operations revenue increased by $48.3 million for the first nine months of 1998 compared to the same period in 1997. The increase is comprised principally of revenue from facilities leased or owned for less than one year and from fees related to management contracts and other services as a result of the increase in the number of facilities under construction and in operation. Comparable facility revenue increased $0.2 million.

      Development fee income was $18.3 million in the first nine months of 1998 versus $11.9 million in the same period in 1997. The increase is primarily due to a higher number of projects in development in 1998 compared to the number of projects in 1997.

      FACILITY EXPENSES. Facility operating expenses were $53.8 million in the first nine months of 1998 compared to $26.0 million in the same period of 1997, an increase of $27.8 million. The increase is primarily due to $27.0 million of operating expenses from facilities leased or owned less than one year. Comparable facility operating expenses increased $0.8 million.

      Facility lease expense was $12.0 million in the first nine months of 1998 compared to $5.4 million in the same period in 1997. The increase of $6.6 million is primarily due to facilities leased less than one year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

      The nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 (continued)

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first nine months of 1998 increased to $14.3 million from $10.9 million in the same period of 1997. As a percentage of operating revenue, general and administrative expenses in the first nine months of 1998 declined to 13.8% from 22.2% in the first nine months of 1997. The increase in expense is primarily due to an increase in salary and benefits expenses relating to the hiring of additional corporate staff in anticipation of the Company's growth plans.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first nine months of 1998 increased $1.3 million compared to the same period in 1997. The increase is due primarily to $0.3 million of depreciation of fixed assets from newly acquired facilities (see Note 8 of Notes to Consolidated Financial Statements), $0.7 million of amortization of other intangible assets, and $0.3 million of amortization of debt issuance costs.

      INTEREST AND OTHER INCOME AND INTEREST EXPENSE. Interest income for the first nine months of 1998 was $6.5 million compared to $3.1 million for the same period in 1997. The increase is primarily due to higher average cash balances due to the issuance in 1997 of the Notes. Interest expense for the first nine months of 1998 increased to $5.9 million from $1.4 million for the same period in 1997. The increase is primarily due to interest expense on the Notes and $0.3 million of interest related to debt assumed in the SeniorCare acquisition (see
Note 8 of Notes to Consolidated Financial Statements).

      INCOME TAXES. The Company's effective tax rate during the first nine months of 1998 was 41.0% compared to 40.2% in 1997. The increase in the effective tax rate is due to the expected increase in the level of income subject to the federal tax rate of 35.0% for 1998, as compared to 34.0% for 1997, and the utilization in 1997 of certain tax benefits that had been fully reserved in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents and restricted cash at September 30, 1998 were $33.0 million compared to $155.7 million at December 31, 1997, a decrease of approximately $122.7 million, primarily due to the acquisition of SeniorCare.

      Cash provided by operations was $4.6 million in the first nine months of 1998 compared to a use of $3.4 million for the same period in 1997. The increase in the cash provided by operations is due primarily to an increase in net earnings before depreciation and amortization of $9.8 million, and a net increase in current liabilities of $6.2 million which is primarily due to the leasing of new facilities, offset by an increase in current assets of $10.3 million which is primarily due to increases in receivables from new facilities in development and operation.

      Cash used in investing activities was $139.8 million in the first nine months of 1998 compared to a use of $10.1 million for the same period in 1997. The increase in the use of cash is due primarily to the purchase of SeniorCare (see Note 8 of Notes to Consolidated Financial Statements) for $100.1 million, $18.4 million for lease acquisition costs and lease deposits for ten facilities, $6.9 million in additions to property and equipment due primarily to the purchase of three facilities (see Note 8 of Notes to Consolidated Financial Statements), $5.8 million for the purchase of working capital notes for three facilities, $4.5 million from a note receivable for three facilities that were sold ( see Note 8 of Notes to Consolidated Financial Statements) and a $4.3 million increase in various joint venture investments.

      Cash flows provided by financing activities were $12.6 million in the first nine months of 1998 compared to cash provided by of $95.3 million for the same period in 1997. The decrease is due primarily to the issuance in the prior year of the Notes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES  (continued)

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

Year 2000

      The Year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000. In July 1998, the Company initiated a formal program to identify and resolve Year 2000 issues. The scope of the program includes the investigation of all Company functions and services, including embedded systems in what are not traditionally considered information technology systems. The program consists of a two major phases, detection (planning and awareness, systems inventory, and assessment) and correction (resolution, resource allocation, test plans, test execution, and implementation).

      The Company has identified its resident billing and general ledger as internal systems that present a high level of risk from a Year 2000 perspective. The Company has also identified several key external systems that could pose significant risk to the Company: those of various governmental agencies, particularly Medicare and Medicaid, its payroll provider, and its investment management companies and other financial intermediaries. The Company has also acquired several facilities and/or utilizes third-party management companies to provide financial information. These acquired systems must also be brought into the Company's program.

      The Company has completed the planning and awareness and systems inventory phases of the program. The assessment phase is scheduled to be completed in the first quarter of fiscal 1999, with the correction phase being completed by the second quarter of the same year. The Company is beginning the process of assessing the risk of supplier readiness, and in selected cases will review the preparedness of individual suppliers for the Year 2000 problem.

      The Company currently estimates the cost of the Year 2000 program will approximate $200,000, with a range of plus or minus twenty-five percent. All costs, except long-lived assets, are expensed as incurred. These costs include the costs of outside consultants, systems replacements, and other equipment requirements.

      Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses and other entities whose financial condition or operational capability is important to the Company. Communications with significant third parties will be initiated to determine the extent of risk created by those third parties' failure to remediate their own Year 2000 issues; however, it is not possible, at present, to determine the financial effect if their remediation efforts are not completed in a timely manner. While the Company expects to resolve all Year 2000 risks without a material adverse impact on its results of operations and financial position, there can be no assurance as to the ultimate success of the program. Uncertainties exist as to the Company's ability to detect all Year 2000 problems as well as its ability to achieve successful and timely resolution of all Year 2000 issues. A "reasonably likely worst case" scenario of Year 2000 risks for the Company could include the inability to receive reimbursement from Medicare and Medicaid, and problems involving the inability of the Company's financial intermediaries to accurately reflect the Company's cash position. The consequences of these issues may include lost revenue and lower cash receipts. The Company is unable to quantify the potential effect of these items on its results of operations, liquidity, and financial position should some or a combination of these events occur.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES (continued)

      In addition, because the Company's day-to-day operations are heavily dependent on its ability to communicate information throughout its network of facilities, the Company would be particularly susceptible to any possible effects that the Year 2000 issue has on local and national communications systems, including without limitation, telephone and data lines, because of the difficulty in implementing viable contingency plans. Any interruption or malfunction of such systems could have a material adverse effect on the Company.

      As the correction phase of the program is completed in mid-1999, the Company expects to have developed contingency plans, which would augment existing contingency plans, for the then current risks.

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

ITEM 2.     CHANGES IN SECURITIES

            In connection with the exercise of warrants issued by the Company, the following parties were issued shares of the Company's Common Stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended:


                                                               Shares of
                                           Date exercised     Common Stock     Exercise price
                                       ------------------------------------------------------
            Dennis K. Waldman             July 13, 1998           1,000            $18.90
            Dennis K. Waldman             August 3, 1998          1,370             18.90
                                                                 -------
            Total shares of Common Stock:                         2,370
                                                                 ========


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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a).  The following exhibits are filed as part of this report:

       3.01 Corrected Third Restated Certificate of Incorporation of CareMatrix Corporation (2)

       3.02 By-laws of CareMatrix Corporation, as amended through December 9, 1996 (1)

      10.01 Management agreement dated as of January 30, 1997 between CareMatrix of Massachusetts, Inc. and Chancellor of Stuart, Inc. (*)

      10.02 Management agreement dated as of April 7, 1997 between CareMatrix of Massachusetts, Inc. and Chancellor of Bonita Springs, Inc. (*)

      10.03 Consulting agreement dated as of December 31, 1997 between CCC of New Jersey, Inc. and CareMatrix of Massachusetts, Inc. (*)

      10.04 First amendment to management agreement dated as of April 15, 1998 between CareMatrix of Massachusetts, Inc. and Chancellor of Bonita Springs, Inc. (*)

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  (continued)

      10.05 First amendment to management agreement dated as of April 15, 1998 between CareMatrix of Massachusetts, Inc. and Chancellor of Stuart, Inc. (*)

      10.06 Consulting agreement dated as of July 1, 1998 between Chancellor of Bonita Springs, Inc. and CareMatrix of Massachusetts, Inc. (*)

      10.07 Consulting agreement dated as of July 1, 1998 between Chancellor of Aberdeen, Inc. and CareMatrix of Massachusetts, Inc. (*)

      10.08 Consulting agreement dated as of July 1, 1998 between Chancellor of Deerfield Beach, Inc. and CareMatrix of Massachusetts, Inc. (*)

      10.09 Consulting agreement dated as of July 1, 1998 between Chancellor of Stuart, Inc. and CareMatrix of Massachusetts, Inc. (*)

      10.10 Consulting agreement dated as of July 1, 1998 between CCC of New Jersey, Inc. and CareMatrix of Massachusetts, Inc. (*)

      10.11 Facility lease agreement dated as of August 7, 1998 between CCC of New Jersey, Inc. and CareMatrix of Princeton (SNF), Inc. (*)

      10.12 Credit agreement dated as of September 25, 1998 between CareMatrix Corporation and the Chase Manhattan Bank (*)

      27    Financial Data Schedule (*)

      (b).  Reports on Form 8-K

      A report on Form 8-K dated July 13, 1998 was filed that stated the Company entered into a Purchase Agreement among Robert Kaplan, Deborah Kaplan-Brooks, Barton Kaplan and Edward Kaplan and a subsidiary of the Company.

      A report on Form 8-K dated September 15, 1998 was filed that stated the Company closed the acquisition of the majority equity interests of Robert Kaplan, Deborah Kaplan-Brooks, Barton Kaplan and Edward Kaplan in certain corporations and limited liability companies. Such form was amended on November 13, 1998 to provide the required combined unaudited pro forma financial statements and historical SeniorCare Group, Ltd. and Affiliates audited financial statements.


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


Dated: November 16, 1998