Form 10-K
period 1998-12-31
CAREMATRIX CORP
filed 1999-03-29
CIK 879969

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1998.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Period from ___________ to ______________.
                           Commission File No. 0-19815

                             CAREMATRIX CORPORATION
             (Exact name of registrant as specified in its charter)
                           --------------------------

             Delaware                                  04-3069586
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification Number)

     197 First Avenue, Needham, MA                        02494
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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     On March 19, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $200,212,759. As of March 19, 1999, there were outstanding 18,029,197 shares of registrant's Common Stock, $0.05 par value.

                        --------------------------------

                       Document Incorporated by Reference

Portions of the Company's definitive Proxy Statement for its annual meeting of shareholders which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1998 are incorporated by reference into Part II hereof as provided therein.

================================================================================

ITEM 1.  BUSINESS

Overview
         CareMatrix Corporation (the "Company") (formerly known as The Standish Care Company, Inc.) is a provider of assisted living and other long-term care services. Currently, the Company operates 52 facilities in 15 states with a capacity of 6,530 residents. Of these facilities, 13 are owned, 14 are leased and 25 are managed. The Company's three year growth objective is to open approximately 25 facilities a year, with a total capacity of over 8,000 residents, and to acquire additional assisted living facilities or operations. Currently, the Company is developing 80 facilities, of which 24 facilities are under construction. The Company's strategy is to provide a full range of assisted living and other long-term care and related services across a range of pricing options.


         The Company's principal place of business is 197 First Avenue, Needham, Massachusetts 02494 and its telephone number at that address is (781) 433-1000. Unless otherwise indicated herein or required by the context, references to the "Company" include its subsidiaries.


Assisted Living Industry
         The Company believes that the assisted living industry is evolving as the preferred alternative to meet the growing demands for a cost effective setting for those seniors who cannot live independently due to physical or cognitive frailties but who do not require the more intensive medical attention provided by a skilled nursing facility. According to industry estimates, the assisted and independent living industries generated approximately $12 billion to $15 billion in revenues in 1996 and is expected to generate $25 billion in revenues in 2000.


         Generally, assisted living represents a combination of housing and 24-hour per day personal support services designed to assist seniors with the activities of daily living ("ADLs"), which include bathing, eating, personal hygiene, grooming, medication reminders, ambulating and dressing. Certain assisted living facilities may offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia.

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

         According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 28.7%, from approximately 13.0 million in 1990 to approximately 16.8 million by the year 2000, and the number of persons age 85 and older, as a segment of the U.S. population, is expected to increase by 46%, from approximately 3.9 million in 1998 to over 5.7 million by the year 2010. Furthermore, the number of persons afflicted with Alzheimer's disease is also expected to grow in the coming years. According to data published by the Alzheimer's Association, this group will grow from the current
4.4 million people to 10.0 million, or an increase of 127%, by the year 2010. As Alzheimer's disease and other forms of dementia are more likely to occur as a person ages, the increasing life expectancy of seniors is expected to result in a greater number of persons afflicted with Alzheimer's disease and other forms of dementia in future years absent breakthroughs in medical research.

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

         Extend Average Length of Stay. Industry studies suggest that the length of stay at assisted living facilities averages two to two and a half years. The Company believes that extending the average stay can have a significant positive impact on earnings. Decreasing turnover lowers marketing costs, apartment renovation costs and results in higher occupancy. By combining a focus on hospitality and health care with larger apartment sizes, we expect to attract seniors earlier in the aging process. By building larger and more adaptable facilities with different components, often within campus-style developments, we strive to accommodate residents as they age in place leading to a longer length of stay.

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

         Offer Personalized, High Quality Care and Services. The Company's strategy includes providing its residents with personalized, high quality care and services. The Company, through its facility-based staff, develops an individual care plan for each resident based on professional assessments and family consultations. To keep in step with a resident's evolving needs, the care plan is updated regularly by the facility's health care and social service staff in conjunction with the resident, the resident's physician and family members. The Company maintains a quality assurance program with the goal of meeting and exceeding the expectations of its residents and their families. The Company pays special attention to recruitment, screening and training of all personnel assigned to serve its residents and surveys its own facilities to ensure that its quality standards are being maintained.

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

         Develop Hospital and Other Health Care Provider Relationships. The Company continues to seek to develop relationships with regional hospital systems, physician groups, managed care organizations and other care providers to offer a full continuum of care in the areas of assisted living, supportive independent living, Alzheimer's care and skilled nursing/rehabilitative care.

Service Models
         While providing services ranging from independent and supportive independent living to skilled nursing/rehabilitative care, the primary focus of the Company's efforts centers on the various assisted living service models developed by the Company.

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

                 Health Care Services Model. This service model provides a lower cost alternative for individuals needing lower acuity services than those available in a skilled nursing facility. The Health Care Services Model is designed to meet the needs of two different market segments. This model provides long-term care services to moderate and upper income seniors who are generally 75 years of age or older and require assistance with at least two ADLs. In addition, it serves as a step-down provider of services, where it emphasizes short-term stays in a variety of rehabilitative situations and also provide pre-operative and post-operative care services. In both instances, the need for these services is due primarily to physical limitations rather than cognitive impairment. Personal care assistance with ADLs is provided on a 24-hour basis and averages between one and two hours per day for each resident.

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

Unit Mix and Size
         The Company has and continues to conduct extensive consumer market research in most of its markets. In response to that research, the Company has designed most of its buildings with a wider range of apartment styles than more traditional assisted living providers. Many assisted living providers offer predominately one room studio apartments. While the Company focuses on providing a high level of health care related to supportive services, our research suggests that potential residents are reluctant to sacrifice their privacy and sense of choice. For this reason we have designed most of our buildings to offer a mix of studio, one bedroom and two bedroom apartments. In addition, our studio apartments tend to be larger than those of most traditional providers. We believe that this approach will prove to be more effective in marketing, maximizing revenue and enhancing resident satisfaction.

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

         Facility Staffing. Each of the Company's facilities has an Administrator or Executive Director responsible for the day-to-day operations of the facility. The Administrator is supported by the Director of Wellness, typically a licensed nurse who oversees the nursing personnel and personal care assistants and who is directly responsible for the day-to-day care of the residents. Other key management personnel typically include a Social Services Director, a Marketing Director, a Food Services Director, an Activities Director and a Director of Environmental Services. Additionally, those facilities which offer additional services, such as Alzheimer's care, also include a Director of Specialty Services and additional management or medical staff as warranted.

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

Facilities
         Three basic designs have been developed for the Company's existing and future facilities: (i) the stand-alone assisted living facility; (ii) the combined assisted living/supportive independent living facility, and/or with an attached Alzheimer's wing; and (iii) the stand-alone Alzheimer's care facility. The unit wings of the combined facilities are designed in a modular fashion which allows for modification of the size of the facility in increments of 12 units. This modular design allows for greater development flexibility and encourages social interaction. Current designs include facilities ranging in size from 63 to 168 units for stand-alone assisted living facilities. Combined assisted living/supportive independent living designs range from 124 to 148 units. The residential wings are accented by a large living room centrally located and adjacent to elevators on each floor. The Alzheimer's care facility design is generally smaller than the Company's other facility designs to accommodate the cognitive limitation and needs of the residents and closer, more supportive care programs. The design accommodates a minimum of 32 units which house up to 40 residents and can be expanded to include as many as 64 units, or 80 residents.

         The Company occupies executive offices located in Needham, Massachusetts under a lease expiring in 2001.

Development and Acquisition
         Development Activities. The Company currently plans to develop approximately 25 facilities a year with a total capacity of over 8,000 residents over the next three years.

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

         Generally, the Company has entered into development agreements whereby construction financing is obtained by the related or third parties. The Company expects that risks related to construction and the initial operation of the facilities it develops will be borne primarily by related or third parties. The Company enters into management agreements with these parties either at the time of property acquisition or upon completion of the construction of such facilities or upon acquisition of completed facilities. These management agreements generally are for a 10 year period, with annual fees approximating 5% of net revenues. The Company also generally has an option to convert such management agreements into fair market value leases (which will be a negotiated percentage of total project costs) for a fifteen-year initial term with two to four five-year fair market value renewal options. There also may be an option to acquire the facility at either fair market value or based on a percentage of Consumer Price Index increases at the end of the initial term or option periods. The Company expects to exercise the lease option at such time as the facilities reach profitability. The related party may sell some of the developed facilities to REITs or other financing sources; however, no such agreements are currently in place. Any such sale would be subject to any management, lease or purchase terms already in place.

         Going forward, the Company expects to enter into long-term management agreements for most developed facilities commencing at the time of property acquisition. These agreements will generally be for a 15 year period with up to three five-year options. Such options normally may only be exercised if the facility has achieved positive cash flow for the three fiscal years immediately prior to the extension. The management fee will generally equal the greater of $10,000 per month or 5% of net revenues plus incentive management fees based on the net cash flow from the facilities. Under these agreements, the manager is responsible for all expenses related to the operations of the facility other than debt service and is reimbursed for such costs. In addition, the agreements will often contain an option for the manager to purchase the facility at various times during the agreement at mutually agreed upon prices.

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

         In September 1998, the Company completed the acquisition of six operating facilities and three development sites ("SeniorCare") on Long Island, New York, from various affiliated individuals (the "Sellers"). The acquisition of a tenth facility, located in New Jersey, was completed in January 1999 upon receiving the necessary licenses. Including the New Jersey facility, the acquisition price consists of approximately $105.7 million in cash and $4.1 million in future payments, 400,000 stock options of the Company, and the assumption of approximately $44.2 million in debt. In addition, the Company entered into an arrangement whereby the Sellers have the right to put to the Company and the Company has the right to buy from the Sellers beginning September 2001 certain pharmacy and home health companies for the greater of $8.0 million or eight times net earnings before income taxes for a specified period prior to closing.

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

         Beginning in the spring of 1999, the Health Care Financing Administration ("HCFA") will impose new rules regarding the imposition of civil monetary penalties for nursing homes found to be in substantial non-compliance with Medicare and Medicaid regulations. In the past, HCFA or the state has been able to sanction nursing homes with penalties for non-compliance in amounts up to $10,000 per day for each day the nursing home is found to be in non-compliance. The penalties are imposed at the end of the non-compliance period. The new rules allow for HCFA or the state to impose civil monetary penalties on either a per day or a per instance basis, with the associated civil monetary penalties attaching at the first instance of non-compliance. These new rules do not envision a time period for the nursing home to correct its non-compliance prior to the imposition of civil monetary penalties. The new per instance sanctions have a minimum penalty of $1,000.

         The Balanced Budget Act of 1997 also sets forth a consolidated billing or "bundling" requirement applicable to all skilled nursing facilities providing Medicare services. For items and services furnished on or after July 1, 1998, the facility will be responsible for billing Medicare for virtually all of the services that its residents receive. This approach is similar to that which Medicare uses for inpatient hospital services. The consolidated billing requirement does not apply to the services of physicians and certain other providers.

         Federal and state anti-renumeration laws, such as the Medicare/Medicaid anti-kickback law, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. Similar state laws vary from state to state, are sometimes vague and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in (i.e., furnishing covered items or services to beneficiaries of) the Medicare and Medicaid programs. Although the Company does not receive all of its total revenues from certain Medicaid waiver programs and is otherwise not a Medicare or Medicaid provider or supplier, it is subject to these laws because (i) the state laws typically apply regardless of whether Medicare or Medicaid payments are at issue and (ii) as required and under some state licensure laws, and for the convenience of its residents, some of the Company's assisted living facilities maintain contracts with certain health care providers and practitioners, including pharmacies, visiting nurse organizations and hospices, through which the health care providers made their health care items or services (some of which may be covered by Medicare or Medicaid) available to the Company's residents. There can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

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

Insurance
         Health care companies are subject to medical malpractice, personal injury and other liability claims, which are customary risks inherent in the operation of health facilities and generally covered by insurance. The Company maintains property, liability and professional malpractice insurance policies in amounts and with such coverages and deductibles which are deemed appropriate by management, based upon historical claims, industry standards, and the nature and risks of its business. The Company currently maintains professional liability insurance and general liability insurance. The general liability insurance is limited to $1.0 million per occurrence and $3.0 million in the aggregate. The Company also has an umbrella excess liability protection policy in the total amount of $25.0 million. There can be no assurance that a future claim will not exceed available insurance coverages or that such coverages will continue to be available for the same scope at reasonable premium rates. Any substantial increase in the cost of such insurance or the unavailability of any such coverages could have an adverse effect on the Company's business.

Employees
         As of December 31, 1998, the Company had approximately 2,250 full-time employees. In addition, administrators of certain managed facilities, while not employees of the Company, are under the supervision of the Company. None of the Company's employees is represented by a union. The Company considers its employee relations to be good. Although the Company believes it is able to employ sufficiently skilled personnel to staff the facilities it operates or manages, a shortage of skilled personnel in any of the geographic areas in which it operates could adversely affect both the Company's ability to recruit and retain qualified employees and its operating expenses.

ITEM 2.  PROPERTIES

             The following table sets forth certain information regarding facilities owned, leased or managed by the Company as of March 1999.


                                                                                           Resident
                  Facility                          Location           Care Level          Capacity
------------------------------------------------------------------------------------------------------------

OWNED/LEASED

Arizona
  Desert Amethyst  (2)                              Peoria           Assisted Living/
                                                                     Independent Living      250
  Inn at the Amethyst  (2)                          Peoria           Assisted Living/
                                                                     Independent Living       81
Connecticut
  Laurelwood Rehab. and
   Skilled Nursing Ctr.  (2)                        Ridgefield       Skilled Nursing         120
  Westfield Court  (2)                              Stamford         Independent Living      167
  Stony Brook Court  (2)                            Darien           Assisted Living/         87
                                                                     Independent Living
Florida
  Bailey Village  (3)                               Gainesville      Assisted Living          72
  Brazilian Court                                   Palm Beach       Senior Residential      101
  Forest Trace at Inverrary  (2)                    Lauderhill       Assisted Living/        386
                                                                     Independent Living
  Gardens Court  (2)                                Palm Beach       Skilled Nursing         120
                                                    Gardens
Maryland
  CareMatrix of Silver Spring(2)                    Silver Spring    Skilled Nursing         138

Massachusetts
  Avery Crossing  (2)                               Needham          Assisted Living          60
  Avery Manor  (2)                                  Needham          Skilled Nursing/        142
                                                                     Alzheimer's Care
  CareMatrix of Dedham  (2)                         Dedham           Skilled Nursing/
                                                                     Alzheimer's Care        142
New Hampshire
  Sara's Garden at Sunny Knoll  (3)                 Franklin         Alzheimer's Care         32

New Jersey
  Forrestal Skilled Nursing and
    Rehab. Ctr. (2)                                 Princeton        Skilled Nursing         180
  Chancellor Park at The Windrows  (2)              Princeton        Assisted Living/         87
                                                                     Alzheimer's Care
  The Fountains  (3)                                Pennsauken       Assisted Living         174

New York
  Westbury  (3)                                     Jericho          Assisted Living         142
  Island Manor  (3)                                 Bohemia          Assisted Living         180
  Islandia  (3)                                     Hauppage         Assisted Living         185
  Islandia East  (3)                                Hauppage         Assisted Living         116
  Islandia West  (3)                                Hauppage         Alzheimer's Care         67
  Senior Plaza  (3)                                 Hauppage         Assisted Living         179
  SeniorCare at Lynbrook  (3)                       Lynbrook         Assisted Living         182

Virginia
  Dominion Village at Chesapeake  (3)               Chesapeake       Assisted Living/         57
                                                                     Alzheimer's Care
  Dominion Village at Poquoson  (3)                 Poquoson         Assisted Living          48
  Dominion Village at Williamsburg  (3)             Williamsburg     Assisted Living/         54
                                                                     Alzheimer's Care
                                                                                           ------
                                                                                           3,549
                                                                                           ------




MANAGED  (1)

Arizona
  Emerald Springs                                   Yuma             Assisted Living/        140
                                                                     Independent Living
California
  Coventry Park                                     San Francisco    Assisted Living/        169
                                                                     Alzheimer's Care
  Magnolia of Millbrae                              Millbrae         Assisted Living         158

Connecticut
  Laurel Gardens of Avon                            Avon             Assisted Living         108
  Laurel Gardens of Woodbridge                      Woodbridge       Assisted Living/         90
                                                                     Alzheimer's Care
  Laurel Gardens of Milford                         Milford          Assisted Living         107
  Laurel Gardens of Hamden                          Hamden           Assisted Living         105
  Chancellor Gardens of Southington                 Southington      Assisted Living/         92
                                                                     Alzheimer's Care
Florida
  Chancellor Park of Jensen Beach                   Stuart           Assisted Living/        148
                                                                     Supportive Living
  Chancellor Park of Bonita Springs                 Bonita Springs   Assisted Living/        148
                                                                     Supportive Living
  Chancellor Park of Deer Creek                     Deerfield        Assisted Living/        128
                                                                     Alzheimer's Care
  Chancellor Park of Boynton Beach                  Aberdeen         Assisted Living/        148
                                                                     Independent Living/
                                                                     Alzheimer's Care
  Chancellor Park of Naples                         Naples           Assisted Living/        148
                                                                     Independent Living/
                                                                     Alzheimer's Care
Indiana
  Chancellor Gardens of Merrillville                Merrillville     Assisted Living/         63
                                                                     Alzheimer's Care
Maine
  Chancellor Gardens of Cape Elizabeth              Cape Elizabeth   Assisted Living          60

Maryland
  Chancellor Gardens of Ellicott City               Ellicott City    Assisted Living/        107
                                                                     Alzheimer's Care
Massachusetts
  Standish Village of Lower Mills  (4)              Boston           Assisted Living/         92
                                                                     Alzheimer's Care
Nevada
  Chancellor Gardens of the Lakes                   Las Vegas        Assisted Living/        128
                                                                     Alzheimer's Care
New Jersey
  Park Ridge Rehab & Skilled Nursing Center         Park Ridge       Skilled Nursing         210
  Chancellor Park at Park Ridge                     Park Ridge       Assisted Living/        100
                                                                     Alzheimer's Care
New York
  The Mayfair at Glen Cove                          Glen Cove        Assisted Living          80
  Cambridge House on the Hudson                     Ossining         Assisted Living         112
  The Mayfair at Great Neck                         Great Neck       Assisted Living         148

North Carolina
  Chancellor Gardens of Durham                      Durham           Assisted Living/         96
                                                                     Alzheimer's Care
Texas
  Chancellor Gardens of Cypress Station             Houston          Assisted Living/         96
                                                                     Alzheimer's Care
                                                                                           -----
                                                                                           2,981
                                                                                           -----
                                                                                           6,530
                                                                                           =====

--------------------------------------------------------------------------------
(1)  Management contracts typically have a term of between 5 and 15 years.
(2)  Operating lease.
(3)  100% owned by the Company.
(4) The Company holds a 30% interest in the corporate general partner, which owns a 1% interest in the owner partnership.


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

                  1998                                               1997
    -----------------------------------               ------------------------------------
    Quarter          High         Low                 Quarter           High         Low
    -------          ----         ---                 -------           ----         ---
    First          $35.000      $23.125               First           $19.375      $13.250
    Second         $31.000      $22.250               Second          $25.000      $16.125
    Third          $28.375      $13.000               Third           $25.875      $20.250
    Fourth         $31.000      $18.625               Fourth          $30.000      $25.000

         As of March 19, 1999, there were outstanding 18,029,197 shares of common stock held by 89 holders of record. Included in the number of shareholders of record are shares held in "nominee" or "street" name.

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

         In connection with the exercise of warrants issued by the Company, the following party was issued shares of the Company's Common Stock pursuant to an exemption from registration under Section 4(2) of the Act, Dennis K. Waldman exercised a warrant on December 14, 1998 with respect to 2,878 shares of Common Stock at an exercise price of $18.90 per share.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                                  June 24, 1994
                                                                                                                 (inception) to
                                              1998               1997              1996             1995        December 31, 1994
                                         ------------      ------------       ------------      -----------     -----------------
Operating revenue......................  $146,918,478      $ 73,193,088       $ 12,907,445      $ 2,484,857       $   366,214
Net earnings (loss)....................  $ 18,058,941      $  6,576,387       $ (6,645,614)     $(7,206,243)      $(2,555,352)
Diluted earnings (loss) per common
share..................................  $       0.99      $       0.38       $      (0.59)     $     (0.72)      $     (0.26)

BALANCE SHEET DATA:
Total assets...........................  $349,646,447      $232,048,480       $108,065,144      $ 2,409,844       $   330,323
Long-term obligations .................  $186,753,053(3)   $117,211,412(2)    $ 10,109,037      $10,312,197       $ 2,729,791
Redeemable preferred stock ............  $     73,000      $    233,000       $    250,000      $        --       $        --
Total stockholders' equity (deficit)...  $134,420,241      $ 99,161,300       $ 88,035,557(1)   $(9,761,595)      $(2,555,352)
Cash dividend declared per
  common share.........................  $         --      $         --       $         --      $        --       $        --


(1) In October 1996, the Company completed a public offering of its common stock. The Company sold 6,250,000 shares of Common Stock at $15 per share, which resulted in net proceeds to the Company of approximately $87,254,000.

(2) In August and October 1997, the Company issued a total of $115,000,000 of 6-1/4% Convertible Subordinated Notes.

(3) In August 1998, the Company assumed approximately $44.2 million of long-term debt from the acquisition of six operating facilities. Additionally, the Company had outstanding $20.9 million of revolving credit debt at December 31, 1998.

         Prior to the Merger (described below), the Company consisted of a combination of business entities which were operated since their date of inception (June 24, 1994) under common control by Abraham D. Gosman ("Mr. Gosman"), who, together with his sons, Andrew D. Gosman and Michael M. Gosman, owns a controlling interest in the Company, directly or through family limited partnerships.

         On October 4, 1996, twelve wholly-owned subsidiaries of The Standish Care Company, Inc. ("Standish") were merged into twelve corporations (the "CareMatrix Affiliates") owned primarily by Abraham, Andrew and Michael Gosman (as well as other members of the Company's senior management) ("the "Merger"). The stockholders of the CareMatrix Affiliates received approximately 92% (10,000,000 shares) of the then outstanding shares of Standish common stock. Following the Merger, Standish changed its name to CareMatrix Corporation. The Merger was accounted for as a reverse acquisition, whereby the CareMatrix Affiliates were treated as the acquirer for accounting purposes. Accordingly, the financial history presented is that of the CareMatrix Affiliates prior to the Merger. In conjunction with the Merger, the Company effected a one-for-five reverse stock split (the "Split") of the Company's common stock. Accordingly, all common stock data presented herein, including the retroactive restatement of the Company's historical capitalization, has been adjusted to reflect this transaction and the Merger.


       THE SELECTED FINANCIAL DATA SHOULD BE READ IN CONJUNCTION WITH THE
                        CONSOLIDATED FINANCIAL STATEMENTS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On October 4, 1996, twelve wholly-owned subsidiaries of the Company consummated a Merger with the CareMatrix Affiliates. In the Merger, the Company acquired all of the assets and operations of the CareMatrix Affiliates and issued 10,000,000 shares of its Common Stock (as adjusted to give effect to the Split) to the stockholders of the CareMatrix Affiliates. The Merger was treated as a "reverse acquisition" for accounting purposes, with the CareMatrix Affiliates treated as the accounting acquirer, even though the Company was the surviving parent corporation for legal purposes. In a reverse acquisition, the accounting acquirer is treated as the surviving entity, even though the Company's legal existence does not change, and the financial statements of the Company reflect the historical financial statements of the CareMatrix Affiliates. The Company, as the accounting acquirer, treats the Merger as a purchase acquisition. The Merger was recorded using the historical cost basis for the assets and liabilities of the CareMatrix Affiliates, and the estimated fair value of the Company's assets and liabilities.

Overview
         The Company is a leading provider of assisted living services to the elderly. The Company operates 52 facilities in 15 states with a capacity of 6,530 residents, including 27 facilities owned or leased by the Company and 25 facilities managed for related or third parties. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who may not be able to live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

         The Company derives its revenues from three primary sources: (i) resident fees for the delivery of independent and assisted living and other long-term care services; (ii) management services income for the management of and marketing for facilities; and (iii) fee income from the development and construction of facilities. Resident fees typically are paid monthly by residents, their families or other responsible parties. Resident fees and management fees are recognized as revenues when services are provided. Development fee revenue is recognized on a percentage of completion basis using the achievement of specific milestones in the development process.

         For the years ended December 31, 1998, 1997 and 1996, approximately 27%, 25%, and 59%, respectively, of the Company's operating revenue was derived primarily from the participation of the Company's nursing homes in Medicare and Medicaid programs (see Note 2). In addition to extensive existing governmental health care regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Legislative changes to federal or state reimbursement systems could adversely and retroactively affect recorded revenues. See Item 1. Business--Government Regulations.

         The Company classifies its operating expenses into the following categories: (i) facility operating expense; (ii) facility lease expense; (iii) general and administrative expenses, which primarily include headquarters and regional staff expenses and other overhead costs; and (iv) depreciation and amortization. In anticipation of its growth plans, the Company made significant investments in its infrastructure in 1998 and 1997 through the addition of headquarters and regional staff.

         The following discussion, as well as other portions of this report, includes certain statements which are or may be construed as forward-looking about the Company's business, sales and expenses, and operating and capital requirements. Forward-looking statements include information concerning possible or future results of operations of the Company. Also, when used in this report, words such as "believes," "expects," "anticipates" or similar expressions, often, but not always, convey forward-looking statements. The Company based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things: (i) risks related to the Company's operating history and available financing; (ii) risks related to the Company's anticipated growth and acquisition strategy; (iii) risks inherent in the construction and development industry; (iv) uncertainty about the changing regulatory environment; (v) risks related to competition; and (vi) risks related to the Company's ability to attract and retain key personnel.

         Any of such factors, or others not enumerated here, could affect the future financial results of the Company and could cause such results to differ materially from those expressed in the Company's forward-looking statements.

         All cross references to "Notes" refer to the Notes to the Company's Consolidated Financial Statements, included as a part of this Annual Report on Form 10-K.

           THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED
                                DECEMBER 31, 1997

         REVENUES. Net revenues for 1998 increased by $73.7 million compared to 1997. The increase is due to increases of $66.2 million in resident operations revenue and $7.5 million in development fee income. During 1998 the Company entered into four management agreements with third parties and 32 management/development agreements with related parties.

           THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED
                          DECEMBER 31, 1997 (continued)

         REVENUES. (continued)
         Resident operations revenue increased primarily due to $28.0 million earned from facilities leased or owned less than one year, including $8.1 million from six facilities acquired during the acquisition of SeniorCare Group Ltd. ("SeniorCare") (see Note 3), $26.3 million earned from four non-comparable facilities which contributed a full year of revenue in 1998, and increases in management fees due to the opening of new facilities and greater number of facilities in development. During 1998, the Company acquired or entered into leases for 13 facilities and disposed of four.

         Development fee income was $25.1 million in 1998 versus $17.6 million in 1997. The increase is primarily due to the higher number of projects in development in 1998 compared to the number of projects in 1997.

         FACILITY EXPENSES. Facility expenses increased by $45.1 million in 1998 compared to 1997. The increase in facility expenses is comprised of an increase in lease expenses of $7.9 million and an increase in operating expenses of $37.2 million.

         Facility operating expenses were $75.6 million in 1998 compared to $38.4 million in 1997, an increase of $37.2 million. The increase is primarily due to $19.5 million of expenses from facilities leased or owned less than one year, and $17.7 million from non-comparable facilities which contributed a full year of expenses in 1998.

         Facility lease expense was $16.4 million in 1998 compared to $8.5 million in 1997, an increase of $7.9 million. The increase is primarily due to $2.4 million of expenses from facilities leased less than one year and $5.7 million from non-comparable facilities which have a full year of lease expense in 1998. Comparable facility lease expense decreased $0.2 million.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses in 1998 increased to $19.4 million from $15.0 million in 1997. As a percentage of operating revenue, general and administrative expenses in 1998 declined to 13.2% from 20.5% in 1997. The increase in expense is primarily due to an increase in salary and related benefits of $3.0 million for the hiring of additional corporate staff due to the Company's growth.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization in 1998 increased by $2.5 million compared to 1997. The increase is primarily due to $1.3 million of depreciation and amortization incurred from the acquisition of SeniorCare (see Note 3), and depreciation and amortization of other intangible assets, primarily lease acquisition and deferred financing costs.

         INTEREST AND OTHER INCOME. Interest and other income increased by $3.3 million compared to 1997. The increase is due primarily to income from the investment of the proceeds from the convertible notes issued in August 1997 (see
Note 9) and income from loans to various related and, to a lesser extent, third parties.

         INTEREST EXPENSE. Interest expense increased by $5.4 million compared to 1997. The increase is primarily due to $4.5 million of incremental interest expense on the convertible notes and $1.0 million of interest related to debt assumed in the SeniorCare acquisition.

         INCOME TAXES. The Company's effective tax rate was 41.0% in 1998 compared to 40.2% in 1997. The increase in the effective tax rate is due to the increase in the amount of income subject to the federal tax rate of 35% for 1998, as compared to 34% for 1997, and the utilization in 1997 of certain tax benefits that had been fully reserved in 1996.

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

                THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE
                    YEAR ENDED DECEMBER 31, 1996 (continued)

         REVENUES.  (continued)
         Resident operations revenue increased $39.8 million primarily due to $24.2 million earned from facilities leased less than one year, $9.2 million earned from one facility which is contributing a full year of revenue in 1997 compared to three months in 1996, and $5.2 million from former Standish properties which are contributing a full year in 1997 compared to three months in 1996. Comparable facility revenue increased $1.2 million.

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

         INTEREST INCOME. Interest income increased by $4.8 million compared to 1996. The increase is primarily due to interest earned as a result of investing cash balances for a full year from the secondary offering (see Note 10) and from the net proceeds received in 1997 from the issuance of $115.0 million of convertible debt (see Note 8).

         INTEREST EXPENSE. Interest expense increased by $2.2 million compared to 1996. The increase is primarily due to interest expense of $2.6 million on the convertible notes issued in 1997 (see Note 8) offset by a decrease of $875,000 in interest expense due to the Company's principal stockholder.

LIQUIDITY AND CAPITAL RESOURCES
         Cash and cash equivalents at December 31, 1998 were $28.2 million compared to $152.6 million at December 31, 1997, a decrease of approximately $124.4 million. This decrease is primarily due to the cash used to acquire SeniorCare and various leases, additions to fixed assets, and increases in accounts receivable due to new facilities.

         Cash provided by operations was $8.2 million in 1998 compared to a use of $2.3 million in 1997. The increase in the cash provided by operations is primarily due to a $13.7 million increase in net earnings before depreciation and amortization and other noncash items and a $1.8 million increase in current liabilities due to the leasing of new facilities, offset by a $6.0 million increase in current assets which is primarily due to increases in receivables from new facilities in development and operation.

         Cash used in investing activities was $164.2 million in 1998 compared to $12.2 million in 1997. The increase in cash used is due primarily to $100.7 million used for the purchase of SeniorCare, a $19.6 million increase in lease deposits and lease acquisition costs associated with acquiring lease rights to new facilities, a $17.6 million increase in restricted cash primarily related to the Company's cash collateral account, and a net $5.9 million increase for capital expenditures, primarily for the purchase of three facilities, renovations to existing facilities, and the upgrade of the Company's information systems.

         Cash flow provided by financing activities was $31.6 million in 1998 compared to $109.2 million in 1997. This decrease in cash is due primarily to the issuance in the prior year of the Notes, partially offset by the $20.9 million of borrowings under the line of credit (see Note 9), and a $9.2 million increase in the proceeds from the exercise of stock options and warrants.

         In March 1999, the Company's Board of Directors approved a plan, subject to obtaining the necessary lender approvals, to acquire up to 1.0 million shares of the Company's common stock from time to time in the open market.

         The Company will require resources in the future to fund the planned acquisition and development of additional assisted living, independent and supportive independent and extended care facilities as well as its working capital requirements and common stock repurchases. The Company expects to partially fund these resource requirements with its cash on hand, borrowings under its $35.0 million line of credit (of which $14.1 million was unused at December 31, 1998) as well as related party or third-party financing of facilities to be developed. Furthermore, the Company intends to seek bank borrowings and other debt or equity financings to provide additional sources of capital in the future. The Company is in the process of refinancing some of the debt assumed in the SeniorCare acquisition and hopes to raise approximately $20.0 million through these refinancings.

YEAR 2000
         The Year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond December 31, 1999. In July 1998, the Company initiated a formal program to identify and resolve Year 2000 issues. The scope of the program includes the investigation of all Company functions and services, including embedded systems in what are not traditionally considered information technology systems.

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

         The Company has completed the planning and awareness and systems inventory phases of the program. The assessment phase is scheduled to be completed in the second quarter of fiscal 1999, with the correction phase being completed by the third quarter of the same year. The Company is beginning the process of assessing the risk of supplier readiness, and in selected cases will review the preparedness of individual suppliers for the Year 2000 problem.

         The Company currently estimates the cost of the Year 2000 program will approximate $200,000, with a range of plus or minus twenty-five percent. The Company's corporate personnel who directly oversee functions at the facility level will also assist in the Year 2000 program as part of their regular duties. This is expected to help reduce Year 2000 costs. All costs, except long-lived assets, are expensed as incurred. These costs include the costs of outside consultants, systems replacements, and other equipment requirements. The costs incurred to date are not material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of the Company's year ended December 31, 1998 and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of the Company's year ended December 31, 1998 and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of the Company's year ended December 31, 1998 and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of the Company's year ended December 31, 1998 and such information is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Applicable Schedules Thereto

          Report of Independent Accountants.................................................. F-1
          Balance Sheets as of December 31, 1998 and 1997.................................... F-2
          Statements of Operations for the years ended
              December 31, 1998, 1997 and 1996............................................... F-3
          Statements of Cash Flows for the years ended
              December 31, 1998, 1997 and 1996............................................... F-4
          Statement of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996......................................... F-5
          Notes to Consolidated Financial Statements ........................................ F-6
          Financial Statement Schedules...................................................... F-19

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of CareMatrix Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) present fairly, in all material respects, the financial position of CareMatrix Corporation at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index under Item 14(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                  /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 15, 1999

 CAREMATRIX CORPORATION
 CONSOLIDATED  BALANCE SHEETS
 as of December 31, 1998 and 1997

                                                                                               1998                  1997
                                                                                          -------------         -------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                                              $  28,217,373         $ 152,619,435
   Restricted cash                                                                           22,305,371             3,102,468
   Receivables:
        Accounts receivable, net of allowance for doubtful accounts of
           $2,077,198 and $1,105,432 at December 31, 1998
           and 1997, respectively                                                            25,334,127            12,461,704
        Accounts receivable -- related party                                                 21,662,515            11,718,862
        Other receivables                                                                          ----               730,584
   Prepaid expenses and other current assets                                                  4,875,075             3,488,592
                                                                                          -------------         -------------
           Total current assets                                                             102,394,461           184,121,645
 Lease acquisition costs, net                                                                15,792,315             4,240,733
 Property and equipment, net                                                                147,938,997             4,650,823
 Other long-term assets, net                                                                 41,023,981            17,262,630
 Goodwill, net of accumulated amortization of $2,429,494 and $1,319,277 at
      December 31, 1998 and 1997, respectively                                               42,496,693            21,772,649
                                                                                          -------------         -------------
           Total assets                                                                   $ 349,646,447         $ 232,048,480
                                                                                          ==============        =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Current portion of long-term debt                                                   $     848,600         $   2,000,000
      Accounts payable                                                                        9,315,591             3,819,719
      Accrued compensation                                                                    2,262,161             1,103,308
      Accrued liabilities                                                                    14,800,794             7,925,147
      Other current liabilities                                                               1,246,007               827,594
                                                                                          -------------         -------------
           Total current liabilities                                                         28,473,153            15,675,768
 Borrowings under line of credit                                                             20,863,687                   ---
 Convertible subordinated notes                                                             115,000,000           115,000,000
 Mortgages and notes payable                                                                 43,029,548                   ---
 Other long-term liabilities                                                                  7,859,818             2,211,412

 Commitments and contingencies

 Stockholders' equity:
      Preferred stock, stated at liquidation value of $10.00 per share, authorized 232,968 shares, 7,300 and 23,300 shares issued and
          outstanding at December 31, 1998 and  1997, respectively                               73,000               233,000
      Common stock, par value $.05, authorized 75,000,000 shares,
          18,014,562 and 17,261,893 shares issued and outstanding
          at  December 31, 1998 and 1997, respectively                                          900,729               863,095
      Additional paid-in capital                                                            125,218,393           107,896,027
      Retained earnings (deficit)                                                             8,228,119            (9,830,822)
                                                                                          -------------         -------------
           Total stockholders' equity                                                       134,420,241            99,161,300
                                                                                          -------------         -------------
             Total liabilities and stockholders' equity                                   $ 349,646,447         $ 232,048,480
                                                                                          ==============        =============


    The accompanying notes are an integral part of the financial statements.

 CAREMATRIX CORPORATION
 STATEMENTS OF OPERATIONS
 for the years ended December 31, 1998, 1997 and 1996

                                                                                   Consolidated
                                                          ---------------------------------------------------------------
                                                              Year Ended             Year Ended             Year Ended
                                                          December 31, 1998      December 31, 1997      December 31, 1996
                                                          -----------------      -----------------      -----------------
 Revenue:
      Resident operations                                   $ 108,939,058           $ 50,784,960           $ 10,419,567
      Resident operations -- related party                     12,848,264              4,771,799                263,293
      Development fee income                                    3,409,925              5,790,795              1,548,968
      Development fee income -- related party                  21,721,231             11,845,534                675,617
                                                            -------------           ------------           ------------
           Total revenue                                      146,918,478             73,193,088             12,907,445
                                                            -------------           ------------           ------------

 Expenses:
      Facility operating expenses                              75,582,973             38,385,616              8,556,340
      Facility lease expense                                    1,592,586              4,501,279              1,230,902
      Facility lease expense -- related party                  14,854,450              4,013,918                291,677
      General and administrative                               19,358,307             15,003,514              3,167,252
      General and administrative -- related party                     ---                    ---              5,105,845
      Depreciation and amortization                             4,823,494              2,315,189                573,091
                                                            -------------           ------------           ------------
           Total expenses                                     116,211,810             64,219,516             18,925,107
                                                            -------------           ------------           ------------

 Earnings (loss) from operations                               30,706,668              8,973,572             (6,017,662)

 Other income (expense):
      Interest and other income                                 6,284,099              5,421,078                576,244
      Interest expense                                         (8,493,224)            (3,357,716)              (263,098)
      Interest income (expense) -- related party                2,127,866                    ---               (874,876)
                                                            -------------           ------------           ------------
           Total other income (expense)                           (81,259)             2,063,362               (561,730)
                                                            -------------           ------------           ------------

 Earnings (loss) before income taxes and
     preferred dividends                                       30,625,409             11,036,934             (6,579,392)
 Income taxes                                                  12,556,418              4,436,847                   ---
                                                            -------------           ------------           ------------
 Earnings (loss) before preferred dividends                    18,068,991              6,600,087             (6,579,392)
 Preferred dividends                                               10,050                 23,700                 66,222
                                                            -------------           ------------           ------------
 Net earnings (loss)                                        $  18,058,941            $ 6,576,387           $ (6,645,614)
                                                            =============           ============           ============

 Basic shares outstanding                                      17,632,278             17,144,338             11,271,169
                                                            =============           ============           ============
 Basic earnings (loss) per share                            $        1.02            $      0.38           $      (0.59)
                                                            =============           ============           ============

 Diluted shares outstanding                                    18,154,159             17,536,173             11,271,169
                                                            =============           ============           ============
 Diluted earnings (loss) per share                          $        0.99            $      0.38           $      (0.59)
                                                            =============           ============           ============



    The accompanying notes are an integral part of the financial statements.

 CAREMATRIX CORPORATION
 STATEMENTS OF CASH FLOWS
 for the years ended December 31, 1998, 1997 and 1996

                                                                                           Consolidated
                                                                 ----------------------------------------------------------------
                                                                     Year Ended             Year Ended              Year Ended
                                                                 December 31, 1998      December 31, 1997       December 31, 1996
                                                                 -----------------      -----------------       -----------------
 Cash flows from operating activities:
     Net earnings (loss)                                           $ 18,058,941            $ 6,576,387            $ (6,645,614)
     Noncash items included in net earnings (loss):
       Issuance of stock to employees                                       ---                    ---               1,200,000
       Depreciation of fixed assets                                   2,055,379                644,237                 247,301
       Amortization of intangible assets                              2,768,115              1,670,952                 325,790
       Other noncash items                                                  ---                277,105                  80,225
       Increase in accounts receivable                              (21,989,698)           (16,514,572)             (3,912,003)
       Increase in other current assets                                (512,985)                    --                      --
       Increase (decrease) in current liabilities                     6,466,413              4,714,040                (165,196)
       Other                                                          1,362,437                328,630              (1,335,596)
                                                                     ----------            -----------             -----------
       Net cash provided by (used by)
         operating activities                                         8,208,602             (2,303,221)            (10,205,093)
                                                                     ----------            -----------            ------------
 Cash flows from investing activities:
     Additions to property and equipment                            (11,794,744)            (1,948,169)             (1,549,592)
      Sales of property and equipment                                 3,917,574                    ---                     ---
     Purchase of SeniorCare Group, Ltd.                            (100,727,631)                   ---                     ---
     Increase in assets held for sale                                       ---               (781,237)               (288,583)
     Increase in lease deposits                                     (13,459,949)            (4,125,000)                    ---
    (Increase) decrease in other long-term assets                    (6,074,395)               (82,219)                107,125
     Increase in long-term notes receivable                          (4,541,243)            (1,575,996)             (1,057,813)
     Increase in restricted cash                                    (19,202,903)            (1,623,374)                (97,251)
     Lease acquisition costs                                        (12,315,974)            (2,087,568)             (2,800,000)
     Cash acquired in merger                                               ---                    ---                  212,907
                                                                   ------------            -----------             -----------
     Net cash used by investing activities                         (164,199,265)           (12,223,563)             (5,473,207)
                                                                   ------------            -----------              ----------
 Cash flows from financing activities:
     Advances of funds from stockholder                                     ---                    ---               9,613,923
     Redemption of preferred stock                                          ---                    ---              (1,400,000)
     Gross proceeds from secondary offering                                 ---                    ---              93,750,000
     Secondary offering expenses                                            ---                    ---              (6,496,234)
     Borrowings under the line of credit                             20,863,687                    ---                     ---
     Exercise of stock options and warrants, net                     11,231,383              2,032,282                 138,000
     Repayments to stockholder                                              ---             (1,468,756)            (21,700,000)
     Proceeds from issuance of convertible
          subordinated notes, net                                           ---            111,448,423                     ---
     Repayment of debt and other long-term
           liabilities, net                                            (598,444)            (2,832,090)               (405,672)
     Other                                                               91,975                   ---                      ---
                                                                     ----------           ------------             -----------
     Net cash provided by financing activities                       31,588,601            109,179,859              73,500,017
                                                                     ----------           ------------             -----------
 (Decrease) Increase in cash and cash equivalents                  (124,402,062)            94,653,075              57,821,717
 Cash and cash equivalents, beginning of period                     152,619,435             57,966,360                 144,643
                                                                    -----------            -----------           ------------
 Cash and cash equivalents, end of period                          $ 28,217,373          $ 152,619,435            $ 57,966,360
                                                                   ============          =============           ============
 Other noncash items:
    Conversion of convertible debentures into equity                $ 2,000,000
                                                                    ===========
    Issuance of stock options in connection with
         the acquisition of SeniorCare Group, Ltd.                  $ 3,968,617
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

 CAREMATRIX CORPORATION
 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) for the years ended December 31, 1998, 1997, and 1996

                                                                                                     Preferred Stock
                                                                                       -------------------------------------------
                                                               Common Stock                 Series A                 Series B
                                                        -----------------------        -------------------   ------------------
                                                           Shares       Amount         Shares      Amount      Shares    Amount
 Balance - December 31, 1995                            10,000,000    $ 500,000           ---   $     ---       ---    $      ---
 Standish shares acquired upon merger                      740,747       37,037        27,000     270,000       100     1,400,000
 Shares issued upon secondary offering, net              6,250,000      312,500
 Shares issued in connection with merger                   107,408        5,370
 Cost of stock issued to employees
 Redemption of preferred stock                                                                                 (100)   (1,400,000)
 Conversion of preferred stock                               1,494           75        (2,000)    (20,000)
 Exercise of stock options                                  12,000          600
 Net loss                                                      ---          ---           ---         ---       ---           ---
                                                        ----------    ---------        ------   ---------      -----   -----------
 Balance - December 31, 1996                            17,111,649      855,582        25,000     250,000       ---           ---
 Conversion of preferred stock                               1,489           74        (1,700)    (17,000)
 Exercise of stock options                                 149,569        7,478
 Income tax effect of stock option exercises
 Repurchase of shares                                      (12,874)        (644)
 Exercise of warrants                                       12,060          605
 Change in measurement date of employee stock options
 Issuance of warrants
 Net earnings                                                  ---          ---           ---         ---       ---           ---
                                                        ----------    ---------        ------   ---------      -----   -----------
 Balance - December 31, 1997                            17,261,893      863,095        23,300     233,000       ---           ---
 Conversion of preferred stock                              14,121          706       (16,000)   (160,000)
 Exercise of stock options                                 456,163       22,808           ---         ---
 Income tax effect of stock option exercises
 Exercise of warrants                                      149,052        7,453
 Issurance of options in connection with acquisition
 Issuance of shares upon conversion of debt                133,333        6,667
 Net earnings                                                  ---          ---           ---         ---       ---           ---
                                                        ----------    ---------        ------   ---------      -----   -----------
 Balance - December 31, 1998                            18,014,562    $ 900,729         7,300   $  73,000       ---    $      ---
                                                        ==========    =========         =====   =========      =====   ===========



                                                                    Additional
                                                                      Paid-in              Retained
                                                                      Capital              Earnings            Total
                                                                      -------              --------            -----
 Balance - December 31, 1995                                       $  (500,000)         $ (9,761,595)      $ (9,761,595)
 Standish shares acquired upon merger                               15,543,963                               17,251,000
 Shares issued upon secondary offering, net                         86,941,266                               87,253,766
 Shares issued in connection with merger                                (5,370)                                     ---
 Cost of stock issued to employees                                   1,200,000                                1,200,000
 Redemption of preferred stock                                                                               (1,400,000)
 Conversion of preferred stock                                          19,925                                      ---
 Exercise of stock options                                             137,400                                  138,000
 Net loss                                                                                 (6,645,614)        (6,645,614)
                                                                   -----------           -----------         ----------
 Balance - December 31, 1996                                       103,337,184           (16,407,209)        88,035,557
 Conversion of preferred stock                                          16,926                                      ---
 Exercise of stock options                                           1,797,736                                1,805,214
 Income tax effect of stock option exercises                           717,248                                  717,248
 Repurchase of shares                                                                                              (644)
 Exercise of warrants                                                  227,111                                  227,716
 Change in measurement date of employee stock options                1,154,750                                1,154,750
 Issuance of warrants                                                  645,072                                  645,072
 Net earnings                                                                              6,576,387          6,576,387
                                                                   -----------           -----------         ----------
 Balance - December 31, 1997                                       107,896,027            (9,830,822)        99,161,300
 Conversion of preferred stock                                         159,294                                      ---
 Exercise of stock options                                           6,421,232                                6,444,040
 Income tax effect of stock option exercises                         1,990,000                                1,990,000
 Exercise of warrants                                                2,789,890                                2,797,343
 Issuance of options in connection with acquisition                  3,968,617                                3,968,617
 Issuance of shares upon conversion of debt                          1,993,333                                2,000,000
 Net earnings                                                              ---            18,058,941         18,058,941
                                                                   -----------           -----------         ----------
 Balance - December 31, 1998                                      $125,218,393          $  8,228,119        $134,420,241
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

         On October 4, 1996, twelve wholly-owned subsidiaries of The Standish Care Company, Inc. ("Standish") were merged into twelve corporations (the "CareMatrix Affiliates") owned primarily by Abraham, Andrew and Michael Gosman (as well as other members of the Company's senior management) ("the "Merger"). The stockholders of the CareMatrix Affiliates received approximately 92% (10,000,000 shares) of the then outstanding shares of Standish common stock. Following the Merger, Standish changed its name to CareMatrix Corporation. The Merger was accounted for as a reverse acquisition, whereby the CareMatrix Affiliates were treated as the acquirer for accounting purposes. Accordingly, the financial history presented is that of the CareMatrix Affiliates prior to the Merger. In conjunction with the Merger, the Company effected a one-for-five reverse stock split (the "Split") of the Company's common stock. Accordingly, all common stock data presented herein, including the retroactive restatement of the Company's historical capitalization, has been adjusted to reflect this transaction and the Merger.

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

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain balances in the prior year financial statements have been reclassified to conform to the current year's presentation.

         CASH AND CASH EQUIVALENTS
         Cash and cash equivalents consist of highly liquid instruments with maturities at the time of purchase of three months or less and whose cost approximates market value.

         RESTRICTED CASH
         Restricted cash is comprised of amounts held as cash collateral (see
Note 4) and security deposits received from residents at the independent and assisted living facilities.

         REVENUE
         Revenue from resident operations consists primarily of resident and marketing fees from the assisted living and other health care facilities. Resident fees are paid by residents for housing, health care and related services and are recognized in the period in which the Company provides the services. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined.

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (continued)

         Management and marketing fee revenues are included in resident operations and are recognized in the period in which the Company provides services. The Company normally receives fees based on either a percentage of net revenues of the facilities managed (generally approximating 5%) or fixed fees over certain terms. On one related party arrangement, the Company is contractually responsible for all revenues and expenses and therefore includes these amounts in its results.

         Development fee revenues are recognized on a percentage of completion basis using the achievement of specific milestones in the development process. The Company enters into development agreements with both related and unrelated parties and the time required for fulfillment of obligations under these agreements normally exceeds one year. Included in development fee income is $3.1 million in 1997 and $525,000 in 1996 from development fees earned per the terms of certain development agreements for work related to a 1996 contract.

         THIRD-PARTY REIMBURSEMENT
         For the years ended December 31, 1998, 1997 and 1996, approximately 27%, 25%, and 59%, respectively, of the Company's operating revenue was derived primarily from the participation of the Company's nursing homes in Medicare and Medicaid programs. Medicare compensates the Company both on a "cost reimbursement" and on a "prospective payment system" basis. Medicaid compensates the Company for nursing services, patient care and administrative and routine services based on interim payments and re-indexed rate payments (final settlements) subject to ceilings. In addition to extensive existing governmental health care regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Legislative changes to federal or state reimbursement systems could adversely and retroactively affect recorded revenues.

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

         GOODWILL AND OTHER INTANGIBLE ASSETS
         Goodwill represents the excess of the acquisition cost over the fair market value of net assets acquired in purchase transactions and is being amortized over lives ranging from 25 to 30 years from the date of acquisition. Lease acquisition costs are amortized over the term of the related lease.

         INCOME TAXES
         Prior to the Merger, the entities comprising the Company were S Corporations or partnerships; accordingly, liabilities for income taxes were the responsibility of the respective owners or partners. Provisions for income taxes and deferred tax assets and liabilities for these entities have not been reflected for the periods prior to the Merger as there was no taxable income on a combined basis.

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

         COMPREHENSIVE INCOME
         For the periods included in this Form 10-K, the Company does not have items of comprehensive income requiring reporting or disclosure.

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         SEGMENT REPORTING
         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS 131"). FAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial statements. It also requires disclosures about products and services, geographic areas and major customers.

         The Company is in the business of providing a continuum of assisted living and other services to seniors, including development, management, leasing and ownership of senior care facilities. The Company's executive management and Board of Directors evaluates the activities and financial information associated with providing these services as a single operating segment. Because the Company is operated as a single operating segment, the adoption of FAS 131 did not affect the results of operations, financial position, or require the disclosure of segment information.

3.       MERGERS, ACQUISITIONS AND DISPOSITIONS:

         In October 1996, the Company completed a merger with Standish (the Merger, see Note 1). The Company's shareholders received 10,000,000 shares of Standish common stock in exchange for all of the shares of the Company. The Company recorded approximately $26 million of goodwill related to the Merger.

         In September 1998, the Company completed the acquisition of six operating facilities and three development sites ("SeniorCare") on Long Island, New York, from various affiliated individuals (the "Sellers"). The acquisition of a tenth facility, located in New Jersey, was completed in January 1999 upon receiving the necessary licenses.

         Including the New Jersey facility, the acquisition price consists of approximately $105.7 million in cash and $4.1 million of future payments, 400,000 stock options of the Company, and the assumption of approximately $44.2 million in debt. The acquisition was accounted for as a purchase and accordingly, the results of operations of SeniorCare are included in the Company's results beginning September 1, 1998. The Company recorded approximately $22.3 million of goodwill related to the purchase, which is being amortized over 30 years. The remainder of the purchase price was allocated primarily to the acquired land and buildings.

         In addition, the Company entered into an arrangement whereby the Sellers have the right to put to the Company and the Company has the right to buy from the Sellers beginning September 2001 certain pharmacy and home health companies for the greater of $8.0 million or eight times net earnings before income taxes for a specified period prior to closing.

         The following represents the unaudited pro forma combined results of operations of the Company as if SeniorCare was acquired on January 1, 1997


                                         Year ended December 31,
                                          1998              1997
                                      ------------       ------------
Revenue                               $164,927,380       $94,913,386
Net earnings                          $ 16,933,209       $ 3,659,347
Basic earnings per share              $       0.96       $      0.21
Diluted earnings per share            $       0.93       $      0.93

         The pro forma information given above does not purport to be indicative of the results that actually would have been attained if the acquisition of SeniorCare had occurred on the date noted, and is not intended to be a projection of future results or trends.

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.       MERGERS, ACQUISITIONS AND DISPOSITIONS (continued):

         During the quarter ended September 30, 1998, the Company purchased six former facilities of Standish which it had previously been leasing under the terms of various operating leases. The total purchase price was approximately $8.4 million. Subsequently, three of these facilities representing 164 units were sold.

4.       RESTRICTED CASH:

         Cash collateral. Under the terms of an agreement to fix interest rates on future leases with Chancellor Senior Housing Group, Inc., the Company is required to maintain specified levels of cash collateral with a financial institution. Interest on the funds held accrues to the benefit of the Company. At December 31, 1998, the amount held as collateral was approximately $19.1 million.

5.       ASSETS HELD FOR SALE:

         In connection with the Merger, the Company initiated a plan to dispose of certain of the acquired facilities, of which one facility containing 72 beds remains to be sold at December 31, 1998. The Company expects to dispose of this facility during 1999. Included in general and administrative expenses in 1998 are losses of $35,054 from this facility. During the years ended December 31, 1997 and December 31, 1996, the facilities generated operating losses of $303,501 and $190,984, respectively, which have been excluded from the Company's consolidated statement of operations and accounted for as an adjustment to the carrying amount of assets.

6.       PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following:

                                           Estimated Useful
                                              Life Years         December 31, 1998   December 31, 1997
                                              ----------         -----------------   -----------------
Land......................................                          $ 33,738,439      $   42,900
Buildings and improvements.................    30 - 35               105,737,248       1,156,512
Furniture, fixtures and equipment..........     3 - 8                  9,719,042       2,946,853
Leasehold improvements.....................     4 - 15                 1,169,448       1,181,209
Construction in progress...................                              363,435            ---
                                                                    ------------      ----------
                                                                     150,727,612       5,327,474
Accumulated depreciation  .................                           (2,788,615)       (676,651)
                                                                    ------------      ----------
Property and equipment, net................                         $147,938,997      $4,650,823
                                                                    ============      ==========

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.       OTHER LONG-TERM ASSETS:

         Other long-term assets consist of the following at December 31, 1998 and 1997:

                                                                December 31, 1998   December 31, 1997
                                                                -----------------   -----------------
Notes receivable...........................................        $ 9,273,807         $4,001,980
Deferred financing costs, net..............................          3,470,384          3,391,584
Deferred tax assets.......................................           2,637,061          2,999,443
Lease deposits.............................................         17,584,949          4,125,000
Investments................................................          2,643,969                ---
Other, net.................................................          5,413,811          2,744,623
                                                                   -----------        -----------
                                                                   $41,023,981        $17,262,630
                                                                   ===========        ===========

         In July 1998, the Company entered into an affiliation agreement with National Assisted Living Limited Partnership. Under the terms of the agreement, the parties have a put and call related to the purchase/sale of up to 600 units in nine facilities once they achieve stabilized occupancy. The Company is required to make a purchase deposit of $0.6 million within five days after the certificate of occupancy is obtained for a facility. In connection with entering into the agreement, the Company made an initial deposit of $1.0 million and, at December 31, 1998, had made deposits on two properties.

         During 1998, the Company made lease deposits on six facilities with a third-party and on two facilities which are owned 50% by a third-party and 50% by a related party (see Note 13).

8.       ACCRUED LIABILITIES:

         Accrued liabilities consist of the following at December 31, 1998 and 1997:

                                                                        1998              1997
                                                                    -----------        ----------
Accrued consulting fees..........................................    $  165,124        $  230,525
Accrued merger and acquisition related costs  ...................     5,937,768         2,057,795
Accrued closure costs  ..........................................       201,733           244,056
Accrued interest.................................................     2,793,104         2,736,243
Accrued taxes....................................................       330,318         1,238,929
Other  ..........................................................     5,372,747         1,417,599
                                                                     ----------        ----------
Total accrued liabilities........................................   $14,800,794        $7,925,147
                                                                     ==========        ==========

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


9.       DEBT:

         Long-term debt consists of the following at December 31, 1998 and 1997:

                                                                                      1998                 1997
                                                                                   ------------        ------------
    a)   Convertible subordinated notes, 6.25% interest, due in
         August 2004, convertible to common stock at $28.875 per
         share..............................................................       $115,000,000        $115,000,000

    b)   Convertible debentures, 8.5% interest, due in April 1998,
         convertible to common stock at $15.00 per share....................                 --           2,000,000

    c)   Facility mortgages payable with imputed interest rates at 7.2% due between December 2001 and July 2006, collateralized
         by real estate.....................................................         43,724,996                  --

    d)   Borrowings under line of credit....................................         20,863,687                  --

    Other notes payable at varying interest rates...........................            153,152                  --
                                                                                   ------------        ------------

    Subtotal................................................................        179,741,835         117,000,000

    Less current maturities.................................................            848,600           2,000,000
                                                                                   ------------        ------------

    Long-term debt..........................................................       $178,893,235        $115,000,000
                                                                                   ============        ============

a) In August 1997, the Company completed a private offering of $100.0 million 6 1/4% Convertible Subordinated Notes (the "Notes") due August 15, 2004. The aggregate discounts and commissions related to the Notes was $2.8 million. Interest is payable semi-annually in February and August. The Notes are convertible into common stock of the Company at any time through the close of business on the final maturity date of the Notes, unless previously redeemed or repurchased, at a conversion price of $28.875 per share, subject to adjustment under certain conditions. Prior to August 18, 2000, the Notes are not redeemable at the option of the Company. Thereafter, the Notes are redeemable at the option of the Company, in whole or in part, at declining redemption prices. The Notes are unsecured obligations of the Company and are subordinated to all existing and future Senior Indebtedness, as defined, and all liabilities of the Company and its subsidiaries. The proceeds of the offering have or will be used for general corporate purposes, including, but not limited to, capital expenditures, working capital and acquisitions. In October 1997, the over-allotment option on the Notes was exercised in full and the Company received an additional $14.6 million in cash upon the issuance of $15.0 million principal amount of Notes. The fair value of the Notes at December 31, 1998 and 1997 was estimated at $134.5 million and $130.5 million, respectively, based on the quoted market prices of the Notes at those dates.

b) These debentures were converted into 133,333 shares of common stock in February 1998. The fair value of these debentures was estimated as $3.8 million at December 31, 1997 based on the quoted price of the Company's common stock at that date.

c) The facility mortgages were assumed as part of the purchase of SeniorCare (see Note 3). The fair value of these mortgages is the same as the book value based on interest rates offered to the Company for similar borrowings.

d) In September 1998, the Company entered into an agreement with several banks for a $35.0 million line of credit (the "Line"). The Line will be used to fund ongoing working capital, acquisitions, letters of credit and general corporate purposes. The Line bears interest at a spread over LIBOR or Prime Rate as selected by the Company. The interest rate on the outstanding balance at December 31, 1998 was 9.00%. The agreement requires the Company to pay a commitment fee of between 0.250% and 0.625% on the

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


9.       DEBT (continued):

         unused portion of the Line. The Line matures in September 2001 and is collateralized, in part, by certain of the Company's accounts receivable. In addition, $3.9 million of the Line is restricted to be used to fund an existing Letter of Credit. The agreement contains, among other restrictions, provisions limiting the issuance of additional debt, the amount and type of investments and the payment of dividends, and the maintenance of specified financial ratios.

         At December 31, 1998, the principal payments due on the debt noted above over the next five fiscal years are as follows:

          Year Ended
          ----------
          1999                                             $    848,600
          2000                                                  747,205
          2001                                               35,674,937
          2002                                               14,585,169
          2003                                                  169,249
          Thereafter                                        127,716,675
                                                           ------------
                                                           $179,741,835
                                                           ============

         Interest paid in the years ended December 31, 1998 and 1997, was $8.7 million and $0.8 million, respectively.

10.      INCOME TAXES:

         Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be realized.

         The Company's deferred tax assets and liabilities, included in prepaid expenses and other current and long-term assets and other long-term liabilities on the balance sheet, are comprised of the following at December 31, 1998 and December 31, 1997:

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                               1998          1997
                                                           -----------    -----------
Deferred tax assets
    Accrued merger costs................................   $  986,918     $1,105,945
    Accrued consulting..................................       67,990         92,671
    Intangible assets...................................          ---         92,156
    Bad debt reserve....................................      706,803        388,685
    Accrued vacation....................................      200,595         80,440
    Net operating loss carryforwards....................    2,637,062      2,907,287
    Insurance reserves..................................       82,350             --
                                                           -----------    -----------
    Deferred tax assets.................................    4,681,718      4,667,184
                                                           -----------    -----------
Deferred tax liabilities
    Fixed assets........................................   (2,034,595)      (104,032)
    Intangible assets...................................      (62,343)           ---
                                                           -----------    -----------
    Deferred tax liabilities............................   (2,096,938)      (104,032)
                                                           -----------    -----------
                                                           $2,584,780     $4,563,152
                                                           ===========    ===========

Rate reconciliation                                            1998         1997          1996
                                                             --------     ---------     --------
    Federal tax at statutory rate......................        35.0%        34.0%        (34.0)%
    State tax, net of federal benefit..................         6.2          5.7          (6.0)
    Goodwill amortization..............................         1.1          3.3           ---
    Utilization of net operating loss carryforwards....         ---         (1.6)          ---
    Other..............................................        (1.3)         0.7           ---
    Change in valuation allowance......................         ---         (1.9)         40.0
                                                             ------        -----         -----

    Net effective rate.................................        41.0%        40.2%          ---%
                                                             ======        ======        =====


                                                            1998           1997
                                                        ------------     ----------
Tax provision
    Current:
         Federal......................................   $ 9,125,718     $2,504,505
         State........................................     2,890,688        836,494
                                                        ------------    -----------
                                                          12,016,406      3,340,999
                                                        ------------     ----------
    Deferred:
         Federal......................................       485,384        877,769
         State........................................        54,628        218,079
                                                        ------------      ---------
                                                             540,012      1,095,848
                                                        ------------     ----------
    Total.............................................   $12,556,418     $4,436,847
                                                        ============     ==========



         During 1997, both the valuation allowance and goodwill were reduced by $5.1 million to reflect the utilization of deferred tax assets which were recorded as part of the Merger. In 1997, the Company also recognized a tax benefit of $0.5 million to reflect the utilization of deferred tax assets existing at December 31, 1996 which related to post-Merger activity. As a result of the acquisition of SeniorCare, the Company recorded additional deferred tax liabilities of $1.5 million. Additionally, the Company recorded tax benefits of $2.0 million in 1998 and $0.7 million in 1997 related to the exercise of employee stock options which was recognized as an addition to additional paid-in capital.

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10.      INCOME TAXES:  (continued)

The Company has net operating loss carryforwards of $7.6 million which will expire from 2004 to 2011. Utilization of the net operating loss is subject to Internal Revenue Code Section 382 which limits the annual amount of the pre-Merger loss carryforward which may be deducted annually.

         The Company has paid federal income taxes of $7.1 million in 1998 and $1.2 million in 1997 and state income taxes of $3.6 million in 1998 and $0.8 million in 1997.

11.      EQUITY:

         STOCK OPTIONS
         In 1996, the Company adopted a stock option plan for officers and employees. The number of shares available under this plan was increased from 1,200,000 in 1996 to 1,600,000 in 1997 and 2,600,000 in 1998. The Company also maintains a stock option plan for non-employee members of the Board of Directors to purchase up to 36,000 shares of its Common Stock. Options granted under these plans vest over three and four year periods and expire ten years after the date of the grant. The total shares available under these plans and the Company's Amended and Restated 1991 Combination Stock Option Plan are 3,036,000.


                                                                                   Weighted average
                                                                  Shares            exercise price
                                                              ---------------      -----------------
Outstanding at December 31, 1995............................           --          $       --
Granted.....................................................      533,400               12.09
Assumed in connection with Merger...........................      207,740               13.87
Exercised...................................................      (12,000)              11.58
                                                                ---------          ----------
Outstanding at December 31, 1996............................      729,140               12.62
Granted  ...................................................      944,200               23.79
Exercised  .................................................     (149,569)              12.07
Canceled  ..................................................      (62,286)              17.81
                                                               ----------           ---------
Outstanding at December 31, 1997 ...........................    1,461,485               19.66
Granted  ...................................................    1,381,850               18.69
Exercised  .................................................     (456,163)              14.12
Canceled  ..................................................     (164,384)              20.64
                                                               ----------           ---------
Outstanding at December 31, 1998............................    2,222,788           $   20.11
                                                               ==========           =========

         The number of shares available for the granting of options at December 31, 1998 was 207,480.

                                              Options outstanding                      Options exercisable
                                        ----------------------------------------- ---------------------------------
                                          Weighted
      Range of                Shares       average         Remaining contractual   Weighted average
  exercise prices          outstanding  exercise price         life in months        exercise price       Number
---------------------     ------------- --------------    ----------------------- -------------------  ------------
$10.00 - $15.00            190,486          $12.04                 97                  $11.68            159,746
$15.01 - $22.50          1,416,350          $17.81                113                  $18.81             72,333
$22.51 - $31.63            615,952          $27.95                100                  $28.47            155,850
                         ---------          ------                ---                  ------            -------
                         2,222,788          $20.11                108                  $19.69            387,929
                         =========                                                                       =======

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its options. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings in 1998 would have been reduced by $2.4 million, or $0.13 per share on a diluted basis in 1998 and by $1.8 million, or $0.10 per share on a diluted basis in 1997. In 1996, the Company's net loss would have been increased by approximately $1.3 million, or $0.12 per share on a diluted basis.

         The fair value of the options granted during the previous three years and the valuation assumptions used are as follows:

                                                       Weighted      Weighted
                                                       average       average
 Year Ended        Fair value of                       interest      expected
December 31,      options granted     Volatility         rate          life
------------      ---------------     ----------      -----------    ---------
   1998             $8,100,000           48%             5.0%          4.0
   1997              8,600,000           38%             6.3%          4.0
   1996              3,500,000           63%             6.1%          4.3

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         WARRANTS

         In connection with the Merger, the Company assumed warrants issued by Standish. During 1997, 14,808 warrants were issued at $16.55 per share and 50,000 warrants were issued at $13.125 per share. At December 31, 1998, there were 176,497 warrants to purchase shares of the Company's common stock outstanding with exercise prices ranging from $13.125 to $35.45. At December 31, 1998, all warrants were exercisable.

         SERIES A PREFERRED STOCK
         In connection with the Merger, the Company acquired the rights and obligations of the Series A Cumulative Convertible Preferred Stock issued by Standish prior to the Merger. The conversion price of the Convertible Preferred Stock at December 31, 1998 was $11.33. The Convertible Preferred Stock is redeemable by the Company at $10.00 per share, plus accrued but unpaid dividends, under certain circumstances.

         EARNINGS (LOSS) PER SHARE

                                                                   Year ended December 31, 1998
                                                          Earnings             Shares           Per Share
                                                      -----------------   -----------------    ------------
Basic earnings per share
 Earnings available to common stockholders.......     $    18,058,941         17,632,278       $      1.02
   Effect of dilutive securities:
   Stock options.................................                 ---            427,185               ---
   Warrants......................................                 ---             76,919               ---
   6.25% Convertible Debentures .................                 ---             17,777               ---
                                                      ---------------     --------------       ------------
Diluted earnings per share.......................     $    18,058,941         18,154,159       $      0.99
                                                      ===============     ==============       ============


                                                                   Year ended December 31, 1997
                                                          Earnings             Shares           Per Share
                                                      -----------------   -----------------    ------------
Basic earnings per share
 Earnings available to common stockholders.......     $     6,576,387         17,144,338       $      0.38
   Effect of dilutive securities:
   Stock options.................................                 ---            331,424               ---
   Warrants......................................                 ---             60,411               ---
                                                      ---------------     --------------       -----------
Diluted earnings per share.......................     $     6,576,387         17,536,173       $      0.38
                                                      ===============     ==============       ===========

         At December 1, 1998 and 1997, 527,250 and 439,500 shares, respectively, of Common Stock and 4,800 warrants were outstanding but not included in the calculation of earnings per share as their assumed exercise would be antidilutive. At December 31, 1997, the 6.25% Convertible Debentures and preferred stock was not included in the computation of earnings per share as their assumed conversion would be antidilutive.

         For the year ended December 31, 1996, basic loss per share was the same as diluted loss per share as the impact of the exercise or conversion of the Company's options, warrants, preferred stock and convertible debentures would be antidilutive.

12.      COMMITMENTS AND CONTINGENCIES:

         COMMITMENTS
         The Company leases various office space and certain equipment pursuant to operating lease agreements. The Company also leases certain of its health care facilities. These leases are generally for periods between five and fifteen years plus renewal options. Certain of the Company's leases contain provisions which adjust the amount of rent payable based upon the cash flow of the facility.

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


12.      COMMITMENTS AND CONTINGENCIES (continued):

Future minimum lease payments under the terms of non-cancelable lease agreements at December 31, 1998 are as follows:

           1999.................................        $ 17,755,475
           2000.................................          17,959,570
           2001.................................          15,870,023
           2002.................................          15,879,930
           2003.................................          15,964,774
           Thereafter...........................          81,017,090
                                                        ------------
                                                        $164,446,862
                                                        ============

         The Company has provided letters of credit totaling $7.6 million at December 31, 1998 related to management/ownership agreements for two of its facilities.

         The Company sponsors a defined contribution 401(k) savings plan for employees meeting certain employment conditions. In addition to permitting employee contributions, the 401(k) plan provides for company matching contributions under certain conditions. Company matching contributions were approximately $50,000 in 1998 and $10,000 in 1997.

         CONTINGENCIES
         The Company is subject to complaints, claims and litigation which have risen in the normal course of business. The Company does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations. The Company was notified that its compliance with certain Medicare regulations will be reviewed. Based on its own review of the Medicare regulations, such regulations which are subject to interpretation, the Company feels it has complied therewith. The Company does not expect the impact of the review on its statements of operations or financial position will be material.

13.      RELATED PARTY TRANSACTIONS:

         As used herein, a "Chancellor Entity" is Chancellor Senior Housing Group, Inc. (a company primarily owned by Abraham D. Gosman, Chairman of the Board of Directors of the Company, and certain members of the Company's senior management) or a company in which Mr. Gosman and certain members of the Company's senior management exercise significant control.

         During the years ended December 31, 1998, 1997, and 1996, the Company recognized revenue of $12.8 million, $4.8 million, and $0.3 million, respectively, for marketing and management services provided to various Chancellor Entities.

         At December 31, 1998 and 1997, $15.8 million and $8.2 million, respectively, of development fees earned from projects contracted with Chancellor Entities or joint ventures within which Chancellor Entities have certain interests were recorded as a receivable. The balance of the related party receivable relates to amounts due from Chancellor Entities for management fees and various facility receivables.

         In January 1998, the Company purchased, for $0.8 million, a management agreement for a skilled nursing facility located in Florida from PhyMatrix Corp., a publicly-owned physician practice management company of which Mr. Gosman is Chairman of the Board and Chief Executive Officer and of which he, together with his two sons, beneficially owns approximately 24.6%. The Company began leasing this facility in the second quarter of 1998. This amount is still outstanding at December 31, 1998. During 1998 the Company also entered into 31 additional management/development agreements with various Chancellor Entities.

         In 1998, the Company has paid various Chancellor Entities a total of $7.1 million for lease rights to three facilities. The Company also exercised its option to lease, from certain Chancellor Entities, four facilities which it had been managing. The Company has paid a total of $4.0 million in lease deposits related to two of these facilities which are owned 50% by certain Chancellor Entities and 50% by an unrelated third party.

         During 1998, the Company also paid a Chancellor Entity $2.0 million for development and lease rights related to a senior living community in New York and $1.0 million to another Chancellor Entity to purchase, at original cost, its interest in a limited partnership.

         During 1998, the Company recorded interest income of $1.8 million from various Chancellor Entities related primarily to amounts owed pursuant to various development and management agreements, escrow deposits, and other short-term advances. Such outstanding amounts earned interest at the same rate as the Company pays under its Line. All short-term advances were repaid as of December 31, 1998.

         In 1997, the Company purchased from a related party, for $2.1 million, a subordinated loan related to a facility that it managed for a Chancellor Entity. The loan has a face value of $2.4 million, bears interest at 8.5%

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13.      RELATED PARTY TRANSACTIONS (continued):

and matures November 2024. Payment of accrued interest on the note is subordinated to the facility achieving certain financial performance measures. During 1998, $0.4 million of this note was repaid.

         In 1997, the Company entered into a management/lease contract with a Chancellor Entity for a senior living facility in Florida. Under the terms of the agreement, the Company is not required to make a lease payment until the facility achieves certain financial performance measures. No lease payments were made in either 1998 or 1997.

         During 1997, the Company entered into four additional leases with Chancellor Entities. The lease terms are generally for 15 year periods plus renewal options. The Company had been managing three of these facilities. In connection with one of these leases, the Company paid $1.8 million to a Chancellor Entity for the lease rights and paid $3.8 million to another Chancellor Entity as a lease deposit.

         For the year ended December 31, 1996, Continuum Care of Massachusetts, Inc., whose principal stockholder is Mr. Gosman, provided management, general and administrative services to the Company. Fees for these services in the amount of $5.1 million have been included in the financial statements. Such fees were based on the discretion of Continuum Care of Massachusetts, Inc. and may not be indicative of what they would have been if the Company had performed these services internally or had contracted for such services with unaffiliated entities.

         During 1996, interest expense on outstanding indebtedness due to Mr. Gosman at the prime rate of interest during the year ended December 31, 1996 was $0.9 million. All principal and interest outstanding were repaid concurrent with the secondary stock offering (see Note 1).

14.      NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

         The FASB has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 1999. FAS 133 requires that all derivatives are required to be recognized on the balance sheet as either assets or liabilities and measured at fair value. FAS 133 is not expected to have an impact on the Company's statement of financial position or results of operations.

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


15.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                      First          Second             Third            Fourth            Full
                                     Quarter        Quarter            Quarter           Quarter           Year
                                ---------------- ----------------  ---------------- ---------------- ----------------
FISCAL 1998
   Total revenue                $     29,645,703 $     34,166,646  $     39,604,947 $     43,501,182 $    146,918,478
                                ================ ================  ================ ================ ================

   Total operating expenses     $     24,366,371 $     27,521,712  $     31,048,617 $     33,275,110 $    116,211,810
                                ================ ================  ================ ================ ================

   Net earnings                 $      3,365,190 $      4,150,535  $      4,937,234 $      5,605,982 $     18,058,941
                                ================ ================  ================ ================ ================

   Diluted earnings per share   $           0.19 $           0.23  $           0.27 $           0.30 $           0.99
                                ================ ================  ================ ================ ================

                                      First          Second             Third            Fourth            Full
                                     Quarter        Quarter            Quarter           Quarter           Year
                                ---------------- ----------------  ---------------- ---------------- ----------------

FISCAL 1997

   Total revenue                $     13,091,518 $     14,930,479  $     20,818,581 $     24,352,510 $     73,193,088
                                ================ ================  ================ ================ ================

   Total operating expenses     $     12,217,435 $     13,414,709  $     18,180,974 $     20,406,398 $     64,219,516
                                ================ ================  ================ ================ ================

   Net earnings                 $        814,600 $      1,228,364  $      1,935,131 $      2,598,292 $      6,576,387
                                ================ ================  ================ ================ ================

   Diluted earnings per share   $           0.05 $           0.07  $           0.11 $           0.15 $           0.38
                                ================ ================  ================ ================ ================

                                   SIGNATURES

                   Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CAREMATRIX CORPORATION



                                                       By: /s/ Robert M. Kaufman
                                                          ----------------------
                                                       Robert M. Kaufman
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:


Signature                               Title                                   Date
---------                               -----                                   ----

/s/ Robert M. Kaufman                   Robert M. Kaufman                       March 29, 1999
----------------------------            Chief Executive Officer
Robert M. Kaufman                       (Principal Accounting Officer)


/s/ Abraham D. Gosman                   Abraham D. Gosman                       March 29, 1999
----------------------------            Chairman of the Board
Abraham D. Gosman


/s/ Abraham D. Gosman                   Andrew D. Gosman                        March 29, 1999
----------------------------            President and Director
Andrew D. Gosman


/s/ Michael M. Gosman                   Michael M. Gosman                       March 29, 1999
----------------------------            Executive Vice President and Vice
Michael M. Gosman                       Chairman of the Board


/s/ Donald J. Amaral                    Donald J. Amaral                        March 29, 1999
----------------------------            Director
Donald J. Amaral


/s/ H. Loy Anderson, Jr.                H. Loy Anderson, Jr.                    March 29, 1999
----------------------------            Director
H. Loy Anderson, Jr.


/s/ Rev. Bedros Baharian                Rev. Bedros Baharian                    March 29, 1999
----------------------------            Director
Rev. Bedros Baharian


/s/ Robert Cataldo                      Robert Cataldo                          March 29, 1999
----------------------------            Director
Robert Cataldo


/s/ Stephen E. Ronai, Esq.              Stephen E. Ronai, Esq.                  March 29, 1999
----------------------------            Director
Stephen E. Ronai, Esq.

                             CAREMATRIX CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at        Charged to         Charged                          Balance at
                                      beginning         costs and         to other                            end of
Description                           of period         expenses          accounts         Deductions         period
------------                        --------------    ------------    ---------------    -------------    --------------
Balance at 12/31/96                   $   247,706       $    62,729     $  756,657(A)      $      ---       $1,067,092
Allowance for doubtful accounts         1,067,092           317,588            ---            279,248(A)     1,105,432
                                    --------------    -------------   ---------------    -------------    --------------
Balance at 12/31/97                     1,067,092           317,588            ---            279,248        1,105,432
Allowance for doubtful accounts         1,105,432           887,753         84,013                ---        2,077,198
                                    --------------    -------------   ---------------    -------------    --------------
Balance at 12/31/98                   $ 1,105,432       $   887,753     $   84,013         $      ---       $2,077,198
                                    ==============    =============   ===============    =============    ==============


(A) Primarily due to the acquisition of The Standish Company.

         Exhibits. The following is a list of exhibits as required by Item 601 of Regulation S-K under the Act.

 Exhibit                                  Description
 -------                                  -----------

2.01 Agreement and Plan of Merger dated as of July 3, 1996 by and among the Company, 12 subsidiaries thereof and the CareMatrix Affiliates (with certain exhibits and schedules attached thereto) (8)
3.01    Corrected Third Restated Certificate of Incorporation of the Company
        (15)
3.02    By-laws of the Company, as amended through December 9, 1996 (12)
4.01 Indenture, dated as of August 15, 1997, between the Company and State Street Bank and Trust Company, providing for the terms and conditions of up to $115,000,000 of the Notes (10)
10.04 Warrants dated November 9, 1993, January 13, 1994, February 4, 1994, March 1, 1994, May 25, 1995 and June 28, 1995 to purchase an aggregate of 35,833 shares of the Company's Common Stock issued to Health Care REIT, Inc. (7)
10.05 Adams Square Limited Partnership First Amended and Restated Limited Partnership Agreement dated as of January 31, 1994 (with certain exhibits attached) (7)
10.12 Amended and Restated 1991 Combination Stock Option Plan, as amended through June 19, 1997 (13)
10.13 1995 Non-Qualified Stock Option Plan for Non-Employee Directors ("1995 Non-Employee Directors' Plan") (7)
10.14   1996 Equity Incentive Plan, as amended through June 19, 1997 (13)
10.15 Warrants dated May 26, 1993 to purchase an aggregate of 15,000 shares of the Company's Common Stock granted to Robert W. DeVore at a price of $4.50 per share (7)
10.40   Form of Indemnification Agreement for officers and directors (2)
10.41 Warrants dated July 30, 1996 to purchase an aggregate of 80,000 shares of the Company's Common Stock issued to Abraham D. Gosman (8)
10.42   First Amendment to Warrant dated as of July 30, 1996 (9)
10.43 Registration Rights Agreement dated as of July 30, 1996 between the Company and Abraham D. Gosman (8)
10.44 Employment Agreement dated July 29, 1996 by and between CareMatrix of Massachusetts, Inc. and Marc H. Benson (9)
10.45   Lease Agreement concerning 197 First Avenue office space (9)
10.46 Assignment Agreement dated July 3, 1996 by and between CareMatrix of Massachusetts, Inc. ("CMM") and Chancellor of Massachusetts, Inc. (Tampa, Florida) (9)
10.47 Assignment Agreement dated July 3, 1996 by and between CMM and Chancellor of Massachusetts, Inc. (Atlanta, Georgia) (9)
10.48 Assignment Agreement dated July 3, 1996 by and between CMM and Chancellor of Massachusetts, Inc. (Boynton Beach, Florida) (9)
10.49 Management Agreement dated as of June 30, 1996 between CMM and Continuum Care of Dedham, Inc. (Dedham, Massachusetts) (9)
10.50 Management Agreement dated as of July 1996 between CMM and Continuum Care of Needham, Inc. (Needham, Massachusetts) (9)
10.51 Assignment Agreement dated as of June 6, 1996 between CMM and Continuum Care of West Bridgewater, Inc. (West Bridgewater, Massachusetts) (9)
10.52 Assignment Agreement dated as of June 6, 1996 between CMM and Continuum Care of Massachusetts, Inc. (Auburn, Massachusetts) (9)
10.53 Assignment Agreement dated as of June 6, 1996 between CMM and Continuum Care of Massachusetts, Inc. (Plymouth, Massachusetts) (9)
10.54 Assignment Agreement dated June 6, 1996 between CMM and Continuum Care of Massachusetts, Inc. (Raynham, Massachusetts) (9)
10.55 Development Agreement dated September 1, 1996 between CareMatrix of Cypress Station, Inc. and Chancellor of Houston, Inc. (Houston, Texas)
        (9)

 Exhibit                                  Description
 -------                                  -----------

10.56 Assignment Agreement dated July 3, 1996 by and among AMA Funding Corporation, CMM, and Chancellor of Massachusetts, Inc. (Peoria, Arizona) (9)
10.57 Turnkey Construction Agreement dated August 14, 1996 by and among CMM, Atlantic on the Hudson, L.L.C. and Cambridge House Associates General Partnership (Ossining, New York) (9)
10.58 Management Agreement dated October 3, 1996 among CMM and The Mayfair at Glen Cove, L.L.C. and Hassett-Belfer Senior Housing, L.L.C. (Glen Cove, New York) (9)
10.59 Development Agreement dated March 8, 1996 between CareMatrix of Emerald Springs Inc./Netwest of Yuma, Inc. and Emerald Springs Associates General Partnership (Yuma, Arizona) (9)
10.60 Development Agreement dated August 18, 1996 between CareMatrix of Amethyst Arbor, Inc./Netwest Development Corporation and Amethyst Arbor Associates General Partnership (Peoria, Arizona) (9)
10.61 Assignment Agreement dated as of June 6, 1996 between CCC of Connecticut, Inc. and CMM (Westfield Court, Connecticut) (9)
10.62 Assignment Agreement dated July 3, 1996 by and between Chancellor of Houston, Inc. and CMM (Houston, Texas) (9)
10.63 Assignment Agreement dated July 3, 1996 by and between Continuum Care of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Ridgefield, Connecticut) (9)
10.64 Assignment Agreement dated June 6, 1996 by and between CCC of Florida, Inc. and CMM (Millbury, Massachusetts) (9)
10.65 Assignment Agreement dated July 3, 1996 by and among AMA Funding Corporation, CMM and Chancellor of Massachusetts, Inc. (Tucson, Arizona)
        (9)
10.66 Management Agreement dated August 14, 1996 by and among CMM and Cambridge House Associates General Partnership (Ossining, New York) (9)
10.67 Assignment Agreement dated July 3, 1996 by and between CarePlex of Southington, Inc., and Chancellor of Massachusetts, Inc. (Southington, Connecticut) (9)
10.68 Assignment Agreement dated July 3, 1996 by and among The CarePlex Group, Inc., CMM and Chancellor of Massachusetts, Inc. (Deerfield Beach, Florida) (9)
10.69 Development Agreement dated April 18, 1996 by and between Cheshire Care, L.L.C. and CMM (Cheshire, Connecticut) (9)
10.70 Assignment Agreement dated July 3, 1996 by and between CMM and Chancellor of Massachusetts, Inc. (Atlanta, Georgia) (9)
10.71 Purchase and Sale Agreement dated May 1996 between CMM (f/k/a CareMatrix Corporation) and Ensign-Bickford Realty Corporation (Avon, Connecticut)
        (9)
10.72 Assignment Agreement dated July 3, 1996 by and between CMM and Chancellor of Massachusetts, Inc. (Macon, Georgia) (9)
10.73 Assignment Agreement dated July 3, 1996 by and between CMM and Chancellor of Massachusetts, Inc. (Durham, North Carolina) (9)
10.74 Assignment Agreement dated July 3, 1996 by and between CMM and Chancellor of Massachusetts, Inc. (Livingston, New Jersey) (9)
10.75 Assignment and Assumption of Management Agreement dated July 3, 1996 by and between CCC of New Jersey, Inc. and CMM (Park Ridge, New Jersey) (9)
10.76 Agreement dated July 3, 1996 by and between CCC of New Jersey, Inc. and CareMatrix of Massachusetts (9)
10.77 Development Agreement dated April 18, 1996 by and between Woodbridge Care, L.L.C. and CareMatrix Corporation (9)
10.78 Assignment Agreement dated July 3, 1996 by and between CareMatrix of Massachusetts, Inc., and Chancellor of Massachusetts, Inc. (Glen Cove, NY; Roslyn, NY; Great Neck, NY; Wallingford, CT) (9)
10.79 Assignment Agreement dated July 3, 1996 by and between CMM and Chancellor of Massachusetts, Inc. (Bonita Springs, Florida) (9)
10.80 Assignment Agreement dated July 3, 1996 by and between CMM and Chancellor of Massachusetts, Inc. (Jensen Beach, Florida) (9)

 Exhibit                                  Description
 -------                                  -----------

10.81 Assignment Agreement dated July 3, 1996 by and between CareMatrix of Stony Brook, Inc. and CMM (Darien, Connecticut) (9)
10.82 Agreement of Sale dated September 6, 1996 by and between Reston Land Corporation and CMM (Reston, Virginia) (9)
10.83 Deposit Receipt and Sale Agreement dated September 5, 1996 between Bonita Bay Properties, Inc. and CMM (Bonita Bay, Florida) (9)
10.84 Global Services Agreement dated September 1, 1996 between Chancellor Senior Housing Group, Inc. and CMM (9)
10.85 Master Agreement dated effective December 31, 1996 between Company and North Shore Health System (excluding exhibits) (12)
10.86 Management Agreement dated as of December 20, 1996 between CMM and Brazilian Court, Inc. (12)
10.87 Facility Lease dated as of December 16, 1996 between The Annapolitan Care Center, Inc. and CareMatrix of Annapolis, Inc. (12)
10.88 First Amendment to Facility Lease dated as of December 15, 1996 between The Annapolitan Care Center, Inc. and CareMatrix of Annapolis, Inc. (12)
10.89 Office Lease dated as of December 31, 1996 between Continuum Care of Dedham, Inc. and Company (12)
10.90 Guaranty Agreement dated November 25, 1996 between Company and Sylvan Manor Health Care Center Limited Partnership (12)
10.91 Purchase Agreement dated August 12, 1997 by and among the Company and certain initial purchasers of the Company's 6 1/4% Convertible Subordinated Notes (10)
10.92 Registration Rights Agreement dated as of August 15, 1997 by and among the Company and the Initial Purchasers (10)
10.93 Registration Agreement dated as of October 23, 1997 by and between the Company and BancAmerica Robertson Stephens ("BARS") (11)
10.94   Resignation Agreement by and between CareMatrix Corporation and Michael
        J. Doyle, dated as of July 30, 1997 (15)
10.95   Resignation Agreement by and between CareMatrix Corporation and Kenneth
        M. Miles, dated as of April 10, 1997 (15)
10.96 Warrant dated August 22, 1997 to purchase an aggregate of 11,131 shares of the Company's Common Stock issued to Health Care REIT, Inc. (15)
10.97 Warrant dated September 18, 1997 to purchase an aggregate of 3,677 shares of the Company's Common Stock issued to Health Care REIT, Inc.
        (15)
10.98 Management Agreement dated August 14, 1996 by and among CMM and Cambridge House Associates General Partnership (12)
10.99 Management Agreement dated October 3, 1996 by and among CMM and The Mayfair at Glen Cove, LLC and Hassett-Belfer Senior Housing, LLC (12)
10.100 Management Agreement dated April 15, 1997 by and among CMM and CCC of New Jersey, Inc. (15)
10.101 Assignment Agreement dated January 1, 1997 by and between CMM and CCC of Massachusetts, Inc. (15)
10.102 Lease dated August 20, 1997 between CareMatrix of Dedham, Inc. and Continuum Care of Dedham, Inc. (15)
10.103 Lease dated June 2, 1997 between CareMatrix of Needham, Inc. and Continuum Care of Needham, Inc. (15)
10.104 Sublease dated July 1, 1997 between CareMatrix of Lauderhill I, Inc. and Chancellor of Lauderhill I, Inc. (15)
10.105 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Aberdeen, Inc. dated April 11, 1997 (15)
10.106 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 26, 1997 (Bayport, New York) (15)
10.107 Development Agreement between CMM and Chancellor of Clearwater, Inc. dated December 4, 1997 (15)

 Exhibit                                  Description
 -------                                  -----------

10.108 Development Agreement between CMM and Chancellor of Dix Hills, Inc. dated December 30, 1997 (15)
10.109 Development Agreement between CMM and Chancellor of East Longmeadow, Inc. dated December 4, 1997 (15)
10.110 Development Agreement between CMM and Chancellor of Easton, Inc. dated December 4, 1997 (15)
10.111 Development Agreement between CMM and Chancellor of Greenbelt, Inc. dated December 4, 1997 (15)
10.112 Development Agreement between CMM and Chancellor of Islandia, Inc. dated December 4, 1997 (15)
10.113 Development Agreement between CMM and Chancellor of Livingston, Inc. dated December 4, 1997 (15)
10.114 Development Agreement between CMM and Chancellor of Middletown, Inc. dated September 26, 1997 (15)
10.115 Development Agreement between CMM and Chancellor of Senior Housing Group, Inc. dated September 26, 1997 (Naples, Florida) (15)
10.116 Development Agreement between CMM and Chancellor of Watchung, Inc. dated December 4, 1997 (15)
10.117 Development Agreement between CMM and Chancellor of Westport, Inc. dated December 30, 1997 (15)
10.118 Turnkey Construction Contract between CarePlex of Cragganmore, Inc. and The Cragganmore Associates Limited Partnership dated October 3, 1996
        (15)
10.119 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 11, 1997 (Atlanta, Georgia) (15)
10.120 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated July 25, 1997 (Cape Elizabeth, Maine) (15)
10.121 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 11, 1997 (Durham, North Carolina) (15)
10.122 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 11, 1997 (Ellicott City, Maryland) (15)
10.123 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated March 31, 1996 (Houston, Texas) (15)
10.124 Assignment Agreement between CarePlex of Newton, Inc. and CMM dated July 3, 1996 (Newton, Massachusetts; Lasell Village) (15)
10.125 Development Agreement between CM and Chancellor Senior Housing Group, Inc. September 26, 1997 (Merrillville, Indiana) (15)
10.126 Development Agreement between CMM and CCC of New Jersey, Inc. dated July 15, 1996 (Park Ridge, New Jersey) (15)
10.127 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 26, 1997 (Pennington, New Jersey) (15)
10.128 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated July 25, 1997 (Pineville, North Carolina) (15)
10.129 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 26, 1997 (Reston, Virginia) (15)
10.130 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 26, 1997 (Tamarac, Florida) (15)
10.131 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 26, 1997 (Upper Nyack, New York) (15)
10.132 Development Agreement between CMM and Chancellor of Deerfield Beach, Inc. dated March 19, 1997 (15)
10.133 Development Agreement between CMM and Chancellor Stuart, Inc. dated January 10, 1997 (15)
10.134 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 11, 1997 (Jensen Beach (Villas), Florida) (15)

 Exhibit                                  Description
 -------                                  -----------

10.135 Development Agreement between CMM and Chancellor of Logan Square, Inc. dated April 11, 1997 (15)
10.136 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 11, 1997 (Ridgefield, Connecticut) (15)
10.137 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 11, 1997 (Roswell, Georgia) (15)
10.138 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 11, 1997 (Saco, Maine) (15)
10.139 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated July 25, 1997 (Upper Providence, Pennsylvania) (15)
10.140 Development Services Agreement between CMM, The Mayfair at Great Neck, LLC, and Hassett-Belfer Senior Housing & Services, LLC dated December 5, 1997 (15)
10.141 Development Agreement between CareMatrix of Amber Lights, Inc., Netwest Development Corporation and Amber Lights Associates General Partnership dated December 10, 1996 (15)
10.142 Development Agreement between CareMatrix of Amethyst Arbor, Inc., Netwest Development Corporation and Amethyst Arbor Associates General Partnership dated August 28, 1996 (15)
10.143 Development Agreement between CMM and Chancellor of the Armory, Inc. dated September 1, 1998 (*)
10.144 Management Agreement between CMM and Chancellor of Aberdeen, Inc. dated April 11, 1997 (*)
10.145 Consulting Agreement between CMM and Chancellor of Aberdeen, Inc. dated July 1, 1998 (*)
10.146 First Amendment to Management Agreement between CMM and Chancellor of Aberdeen, Inc. dated April 15, 1998 (*)
10.147 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 30, 1998 (Bradenton, Florida) (*)
10.148 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated July 10, 1998 (Brooklyn, Ohio) (*)
10.149 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated November 19, 1998 (Burr Ridge, Illinois) (*)
10.150 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 30, 1998 (Chestnut, Pennsylvania) (*)
10.151 Management Agreement between CMM and Chancellor of Deerfield Beach, Inc. dated March 19, 1997 (*)
10.152 Consulting Agreement between CMM and Chancellor of Deerfield Beach, Inc. dated July 1, 1998 (*)
10.153 First Amendment to Management Agreement between CMM and Chancellor of Deerfield Beach, Inc. dated April 15, 1998 (*)
10.154 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated March 3, 1998 (Garden City, New York) (*)
10.155 Management Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 26, 1997 (Merrillville, Indiana) (*)
10.156 Assignment Agreement between Chancellor Senior Housing Group, Inc. and Chancellor of Merrillville, Inc. dated November 19, 1997 (*)
10.157 First Amendment to Management Agreement between CMM and Chancellor of Merrillville, inc. dated April 15, 1998 (*)
10.158 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 1, 1998 (Old Saybrook, Connecticut) (*)
10.159 Consulting Agreement between CMM and CCC of New Jersey, Inc. dated December 31, 1997 (Park Ridge, New Jersey) (*)

 Exhibit                                  Description
 -------                                  -----------

10.160 Consulting Agreement between CMM and CCC of New Jersey, Inc. dated July 1, 1998 (Park Ridge/Princeton, New Jersey) (*)
10.161 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated July 1, 1998 (Southbury, Connecticut) (*)
10.162  Management Agreement between CMM and Cragganmore
        Associates Limited Partnership dated August 1, 1998 (*)
10.163 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated December 22, 1997 (Chicago, Illinois) (*)
10.164 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated December 24, 1998 (Venice, Florida) (*)
10.165 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated March 31, 1998 (Vernon Hills, Illinois) (*)
10.166 Development Agreement between CMM and Chancellor of Abington, Inc. dated August 31, 1998 (Abington, Pennsylvania) (*)
10.167 Development Agreement between CMM and Chancellor of Cordova, Inc. dated January 20, 1998 (Cordova, Tennessee) (*)
10.168 Development Agreement between CMM and Chancellor of Easton, Inc. dated December 4, 1997 (Easton, Connecticut) (*)
10.169 Development Agreement between CMM and Chancellor of Flossmoor, Inc. dated March 31, 1998 (Flossmoor, Illinois) (*)
10.170 Development Agreement between CMM and Chancellor of Ft. Myers, Inc. dated March 6, 1998 (Ft. Myers, Florida) (*)
10.171 Development Agreement between CMM and Chancellor of Haverford, Inc. dated March 12, 1998 (Haverford, Pennsylvania) (*)
10.172 Development Agreement between CMM and Chancellor of Mt. Prospect, Inc. dated May 6, 1998 (Mt. Prospect, Illinois) (*)
10.173 Development Agreement between CMM and Cambridge House Associates General Partnership dated September 1, 1998 (Ossining, New York) (*)
10.174 Development Agreement between CMM and Chancellor of Pennington, Inc. dated September 26, 1997 (Pennington, New Jersey) (*)
10.175 Development Agreement between CMM and Chancellor of Stoneham, Inc. dated December 12, 1997 (Stoneham, Massachusetts) (*)
10.176 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 1, 1998 (Wellington, Florida) (*)
10.177 Development Agreement between CMM and Chancellor of Westlake, Inc. dated June 26, 1998 (Westlake, Ohio) (*)
10.178 Facility Lease Agreement between CCC of New Jersey, Inc. and CareMatrix of Princeton (ALF), Inc. dated October 30, 1998 (*)
10.179 Purchase agreement between CMM and various affiliated individuals dated July 13, 1998 (14)
10.180 First Amendment between CMM and various affiliated individuals dated August 31, 1998 (14)
10.181 Development Agreement between CMM, The Benenson Capital Company, Spectrum Bellefair Corporation and Bellefair Holding Company (Ryebrook) dated January 1, 1998 (*)
10.182 Development Agreement between CMM, The Benenson Capital Company, Spectrum Bellefair Corporation and The Bellefair Home & Land Company (Ryebrook) dated January 1, 1998 (*)
21.00   Subsidiaries of the Company (*)
23.00   Consent of PricewaterhouseCoopers LLP (*)
27.1    Financial Data Schedule (*)
27.2    Financial Data Schedule (*)

 Exhibit                                  Description
 -------                                  -----------

-----------------------------------

        *       Filed herewith
        (1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 33-64720)
        (2) Filed as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-44966-B)
        (3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992
        (4) Filed as an Exhibit to the Company's Report on Form 10-K dated for the fiscal year ended December 31, 1993
        (5) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994
        (6) Filed as an Exhibit to the Company's Report on Form 8-K dated July 20, 1992
        (7) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995
        (8) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (No. 333-5364)
        (9) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 333-11455)
        (10) Filed as an Exhibit to the Company's Registration Statement on Form S-3 filed by the Company on October 17, 1997 (No. 333-38113)
        (11) Filed as an Exhibit to the Company's Registration Statement on Form S-3 filed by the Company on November 12, 1997 (No. 333-40015)
        (12) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996
        (13) Filed as an Exhibit to the Company's Proxy Statement dated May 2, 1997
        (14) Filed as an Exhibit to the Company's Report on Form 8-K dated as of September 1, 1998
        (15) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997