Form 10-Q
period 1999-03-31
CAREMATRIX CORP
filed 1999-05-14
CIK 879969

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1999.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from --------- to ---------

                        COMMISSION FILE NUMBER: 0-19815

                            ------------------------

                             CAREMATRIX CORPORATION

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             04-3069586
      (State of other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

                      197 FIRST AVENUE, NEEDHAM, MA 02494
              (Address of principal executive offices) (Zip Code)

                                 (781) 433-1000
              (Registrant's telephone number, including area code)

                         ------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       OUTSTANDING AT MAY 11,
               CLASS                            1999
-----------------------------------  --------------------------
Common Stock, $.05 par value               18,029,197 shares

---------------------------------------------------------
---------------------------------------------------------

                             CAREMATRIX CORPORATION

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----

FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998...................................           3

  Consolidated Statements of Earnings for the three months ended March 31, 1999 and March 31, 1998.........           4

  Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 1998.......           5

  Notes to Consolidated Financial Statements...............................................................           6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................           8

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................................          12

                                               PART II--OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.................................................................................          13

ITEM 2:  CHANGES IN SECURITIES.............................................................................          13

ITEM 5:  OTHER INFORMATION.................................................................................          13

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K..................................................................          13

                             CAREMATRIX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                                    DECEMBER 31,
                                                              MARCH 31, 1999            1998
                                                              --------------       ---------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  14,985,246          $28,217,373
  Restricted cash...........................................      17,566,399           22,305,371
  Receivables:
    Accounts receivable, net................................      29,271,571           25,334,127
    Accounts receivable-related party.......................      24,613,110           21,662,515
  Prepaid expenses and other current assets.................       6,143,369            4,875,075
                                                              --------------       ---------------
        Total current assets................................      92,579,695          102,394,461
Lease acquisition costs, net................................      16,249,792           15,792,315
Property and equipment, net.................................     163,650,408          147,938,997
Other long-term assets, net.................................      57,530,773           41,023,981
Goodwill, net...............................................      42,098,289           42,496,693
                                                              --------------       ---------------
        Total assets........................................   $ 372,108,957          $349,646,447
                                                              --------------       ---------------
                                                              --------------       ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $     989,032          $   848,600
  Accounts payable..........................................      10,294,646            9,315,591
  Accrued compensation and benefits.........................       3,420,837            2,262,161
  Accrued liabilities.......................................      12,461,262           14,800,794
  Other current liabilities.................................       1,495,133            1,246,007
                                                              --------------       ---------------
        Total current liabilities...........................      28,660,910           28,473,153
Mortgages and notes payable.................................      61,028,441           43,029,548
Borrowings under line of credit.............................      20,863,687           20,863,687
Convertible subordinated notes..............................     115,000,000          115,000,000
Other long-term liabilities.................................       7,562,243            7,859,818

Commitments and contingencies

Shareholders' equity........................................     138,993,676          134,420,241
                                                              --------------       ---------------
        Total liabilities and shareholders' equity..........   $ 372,108,957          $349,646,447
                                                              --------------       ---------------
                                                              --------------       ---------------

    The accompanying notes are an integral part of the financial statements.

                             CAREMATRIX CORPORATION

                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                                                                         THREE MONTHS ENDED
                                                                                   ------------------------------
                                                                                   MARCH 31, 1999  MARCH 31, 1998
                                                                                   --------------  --------------
Revenues:
  Resident operations............................................................   $ 38,400,412    $ 21,161,980
  Resident operations--related party.............................................      5,881,700       2,586,386
  Development fee income.........................................................        486,504         974,202
  Development fee income--related party..........................................      5,949,218       4,923,135
                                                                                   --------------  --------------
        Total revenue............................................................     50,717,834      29,645,703
                                                                                   --------------  --------------
Expenses:
  Facility operating expenses....................................................     26,326,830      15,466,910
  Facility lease expense.........................................................        841,099         582,574
  Facility lease expense--related party..........................................      4,401,845       3,117,293
  General and administrative.....................................................      5,174,785       4,464,136
  Depreciation and amortization..................................................      2,172,145         735,458
                                                                                   --------------  --------------
        Total expenses...........................................................     38,916,704      24,366,371
                                                                                   --------------  --------------
Earnings from operations.........................................................     11,801,130       5,279,332

Other income (expense):
  Interest income--related party.................................................        699,821         341,413
  Interest and other income......................................................        762,802       1,987,529
  Interest expense...............................................................     (3,515,544)     (1,838,128)
                                                                                   --------------  --------------
        Total other income (expense).............................................     (2,052,921)        490,814
                                                                                   --------------  --------------

Earnings before income taxes and preferred dividends.............................      9,748,209       5,770,146
Income taxes.....................................................................      3,850,543       2,400,381
                                                                                   --------------  --------------
Earnings before preferred dividends..............................................      5,897,666       3,369,765
Preferred dividends..............................................................          1,825           4,575
                                                                                   --------------  --------------
Net earnings.....................................................................   $  5,895,841    $  3,365,190
                                                                                   --------------  --------------
                                                                                   --------------  --------------

Basic shares outstanding.........................................................     18,012,159      17,377,463
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Basic earnings per share.........................................................   $       0.33    $       0.19
                                                                                   --------------  --------------
                                                                                   --------------  --------------

Diluted shares outstanding.......................................................     22,383,985      18,013,269
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Diluted earnings per share.......................................................   $       0.32    $       0.19
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    The accompanying notes are an integral part of the financial statements.

                             CAREMATRIX CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                                                                         THREE MONTHS ENDED
                                                                                   ------------------------------
                                                                                   MARCH 31, 1999  MARCH 31, 1998
                                                                                   --------------  --------------
Net earnings.....................................................................   $  5,895,841   $    3,365,190
Noncash items included in net earnings:
  Depreciation of fixed assets...................................................      1,164,677          298,773
  Amortization of intangible assets..............................................        776,492          330,018
  Amortization of lease acquisition costs........................................        230,976          106,667
  Increase in accounts receivable................................................     (6,799,606)      (3,559,346)
  Changes in current assets......................................................       (399,680)        (401,748)
  Increase in current liabilities................................................       (403,083)         682,165
  Other noncash items............................................................             --           28,350
                                                                                   --------------  --------------
        Net cash provided by operating activities................................        465,617          850,069
                                                                                   --------------  --------------
Cash flows from investing activities:
  Additions to property and equipment, net.......................................     (2,721,805)        (701,954)
  Purchase of SeniorCare Group, Ltd. facility....................................     (5,780,000)              --
  Increase in other long-term assets.............................................    (15,408,837)      (4,119,013)
  Change in restricted cash......................................................      4,738,972      (13,824,014)
  Lease acquisition costs........................................................       (688,453)      (3,633,358)
                                                                                   --------------  --------------
        Net cash used by investing activities....................................    (19,860,123)     (22,278,339)
                                                                                   --------------  --------------

Cash flows from financing activities:
  Exercise of stock options and warrants.........................................        199,650        2,663,184
  Repurchase of common shares....................................................     (1,513,992)              --
  Net proceeds from mortgage refinancing.........................................      8,736,198               --
  Repayment of debt, net.........................................................     (1,259,477)        (267,590)
  Other, net.....................................................................             --           42,048
                                                                                   --------------  --------------
        Net cash provided by financing activities................................      6,162,379        2,437,642
                                                                                   --------------  --------------

Decrease in cash and cash equivalents............................................    (13,232,127)     (18,990,628)
Cash and cash equivalents, beginning of period...................................     28,217,373      152,619,435
                                                                                   --------------  --------------
Cash and cash equivalents, end of period.........................................   $ 14,985,246   $  133,628,807
                                                                                   --------------  --------------
                                                                                   --------------  --------------

Other noncash items:
  Conversion of convertible debentures into equity...............................                  $    2,000,000
                                                                                                   --------------
                                                                                                   --------------

    The accompanying notes are an integral part of the financial statements.

                             CAREMATRIX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    CareMatrix Corporation (the "Company") develops, manages and operates assisted living facilities and various other health care facilities.

    The accompanying interim unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such regulations. The financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for additional disclosures. The results of operations for the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. Certain reclassifications have been made on the prior year's financial statements to conform to the current year's presentations.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. RESTRICTED CASH

    CASH COLLATERAL. Under the terms of an agreement to fix interest rates on future leases with Chancellor Senior Housing Group, Inc., the Company is required to maintain specified levels of cash collateral with a financial institution. Interest on the funds held accrues to the benefit of the Company. At March 31, 1999, the amount held as collateral was approximately $14.0 million. At December 31, 1998, the amount held was $19.1 million.

3. RELATED PARTY TRANSACTIONS

    As used herein, a "Chancellor Entity" is Chancellor Senior Housing Group, Inc. (a company primarily owned by Abraham D. Gosman, Chief Executive Officer and Chairman of the Board of Directors of the Company, and certain members of the Company's senior management) or a company in which Mr. Gosman and certain members of the Company's senior management exercise significant control.

    During the quarter ended March 31, 1999, the Company recognized revenue of $5.1 million for marketing and management services provided to various Chancellor Entities compared to revenue of $12.8 million for the year ended December 31, 1998.

    During the quarter ended March 31, 1999, the Company paid a Chancellor Entity $2.0 million for development and management rights related to a senior community in New Jersey. The development rights are being amortized as the related fees are earned.

    During the quarter ended March 31, 1999, the Company paid various Chancellor Entities and partnerships $9.0 million related to prepaid rent for seven facilities. The prepaid rent is being amortized over the terms of the related leases.

    The Company purchased two parcels of land from certain Chancellor Entities for approximately $1.0 million.

                             CAREMATRIX CORPORATION

4. PURCHASE OF A SENIORCARE GROUP, LTD. FACILITY

    The Company completed the acquisition of the tenth SeniorCare Group, Ltd. facility in January 1999 (see Note 3 of Notes to Financial Statements included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31,
1998). In connection with the acquisition of this facility, the Company recorded the related fixed assets at their estimated fair market value of $18.5 million and assumed approximately $8.1 million in debt.

5. DEBT REFINANCING

    During the quarter ended March 31, 1999, the Company refinanced certain mortgage debt assumed in the SeniorCare acquisition. The new mortgage has a principal amount of $16.7 million, bears interest at 30 day LIBOR plus 3% and matures January 31, 2002. Interest payments are due monthly beginning in March 1999. The proceeds from the loan were used primarily to complete the acquisition of SeniorCare and to repay the existing mortgage.

6. EARNINGS PER SHARE

    Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per share."

                                                                                THREE MONTHS ENDED MARCH 31, 1999
                                                                             ---------------------------------------
BASIC EARNINGS PER SHARE                                                       EARNINGS       SHARES      PER SHARE
---------------------------------------------------------------------------  ------------  ------------  -----------
Earnings available to common shareholders..................................  $  5,895,841    18,012,159   $    0.33
  Effect of dilutive securities:
    Stock options and warrants.............................................            --       382,880
    6.25% Convertible Debentures...........................................     1,164,571     3,982,684
    Conversion of preferred stock..........................................         1,774         6,262
                                                                             ------------  ------------       -----
Diluted earnings per share.................................................  $  7,062,186    22,383,985   $    0.32
                                                                             ------------  ------------       -----
                                                                             ------------  ------------       -----

                                                                                THREE MONTHS ENDED MARCH 31, 1998
                                                                             ---------------------------------------
BASIC EARNINGS PER SHARE                                                       EARNINGS       SHARES      PER SHARE
---------------------------------------------------------------------------  ------------  ------------  -----------
Earnings available to common shareholders..................................  $  3,365,190    17,377,463   $    0.19
  Effect of dilutive securities:
    Stock options and warrants.............................................            --       564,696
    8.5% convertible debentures............................................        12,961        71,110
                                                                             ------------  ------------       -----
Diluted earnings per share.................................................  $  3,378,151    18,013,269   $    0.19
                                                                             ------------  ------------       -----
                                                                             ------------  ------------       -----

7. REPURCHASE OF COMMON SHARES

    In February 1999, the Company announced that its Board of Directors has authorized a share repurchase program. The Company will offer to purchase up to one million shares of its outstanding common stock from time to time in open market transactions. As of March 31, 1999, the Company had repurchased 78,200 shares at an average price of $19.36.

8. SUBSEQUENT EVENTS

    In April 1999, the Company was approved to be listed on the Nasdaq Stock Market. The Company's common stock began trading under the symbol "CMDC" on April 23, 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a provider of assisted living services to the elderly. At March 31, 1999, the Company operated 60 facilities in 18 states with a capacity of approximately 7,300 residents. Of the facilities, 28 are owned/leased, and 32 are managed. In addition, the Company currently has under development 71 facilities with a capacity of approximately 11,000 residents. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

    The Company derives its revenues from three primary sources: (i) resident fees for the delivery of independent and assisted living and other long-term care services; (ii) management services income for management of and marketing for facilities; and (iii) fee income from the development and construction of facilities. Resident fees typically are paid monthly by residents, their families or other responsible parties. Resident fees and management fees are recognized as revenues when services are provided. Development fee revenue is recognized on the percentage of completion basis using the achievement of specific milestones in the development process.

    The Company has made forward-looking statements in this Report (and in documents that are incorporated by reference) that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or future results of operations of CareMatrix. Also, when the Company uses words such as "believes," "expects," "anticipates" or similar expressions, it is often, but not always, making forward-looking statements. Stockholders should note that many factors could affect our future financial results and could cause such results to differ materially from those expressed in our forward-looking statements. Those factors include, but are not limited to, the following:

    - risks related to the Company's operating history and available financing;

    - risks related to the Company's anticipated growth and acquisition strategy;

    - risks inherent in the construction and development industry;

    - uncertainty about the changing regulatory environment;

    - risks related to the Year 2000 problem;

    - risks related to competition; and

    - risks related to the Company's ability to attract and retain key personnel.

THE QUARTER ENDED MARCH 31, 1999 COMPARED TO THE QUARTER ENDED MARCH 31, 1998

    REVENUES. Resident operations revenue increased by $20.5 million for the first quarter of 1999 compared to the same period in 1998. The increase is comprised principally of revenue from facilities leased or owned for less than one year, including $7.5 million from seven facilities acquired in the SeniorCare Group, Ltd. ("SeniorCare") acquisition (see Note 3 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998), and from fees related to management contracts and other services as a result of the increase in the number of facilities under construction and in operation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

THE QUARTER ENDED MARCH 31, 1999 COMPARED TO THE QUARTER ENDED MARCH 31, 1998 (CONTINUED)
    Development fee income was $6.4 million in the first quarter of 1999 versus $5.9 million in the same period in 1998. As a percentage of operating revenue, development fee income in the first quarter of 1999 decreased to 12.7% from 19.9% in 1998.

    FACILITY EXPENSES. Facility operating expenses were $26.3 million in the first quarter of 1999 compared to $15.5 million in the same period of 1998, an increase of $10.8 million. The increase is primarily due to an increase from operating expenses from facilities leased or owned less than one year.

    Facility lease expense was $5.2 million in the first quarter of 1999 compared to $3.7 million in the same period in 1998. The increase of $1.5 million is primarily due to facilities leased less than one year.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first quarter of 1999 increased to $5.2 million from $4.5 million in the same period of 1998. As a percentage of operating revenue, general and administrative expenses in the first quarter of 1999 declined to 10.2% from 15.1% in the first quarter of 1998. The increase in absolute expense is due primarily to increases in salary, benefits, travel, and advertising expenses relating to the hiring of additional regional operational and marketing staff as a result of the Company's continued growth.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first quarter of 1999 increased $1.4 million compared to the same period in 1998. The increase is due primarily to $1.1 million of depreciation from facilities open less than one year and $0.3 million from the amortization of other intangible assets.

    INTEREST AND OTHER INCOME AND INTEREST EXPENSE. Interest income for the first quarter of 1999 was $1.5 million compared to $2.3 million for the same period in 1998. The decrease is due to lower average cash balances during 1999 compared to 1998. Interest expense for the first quarter of 1999 increased to $3.5 million from $1.8 million for the same period in 1998. The increase is primarily due to interest expense of $1.1 million related to debt assumed in the SeniorCare acquisition and $0.5 million from borrowings under the line of credit.

    INCOME TAXES. The Company's effective tax rate during the first quarter of 1999 was 39.5% compared to 41.6% in 1998. The decrease in the effective tax rate is due to a reduction in the effective state tax rate to 4.5% for 1999 from 6.0% for 1998.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

THE QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997 (CONTINUED)
    Facility lease expense was $3.7 million in the first quarter of 1998 compared to $1.4 million in the same period in 1997. The increase of $2.3 million is primarily due to facilities leased less than one year.

    Facility operating expenses were $15.4 million in the first quarter of 1998 compared to $6.6 million in the same period of 1997, an increase of $8.8 million. The increase is primarily due to $8.3 million of operating expenses from facilities leased less than one year. Comparable facility operating expenses increased $0.6 million.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first quarter of 1998 increased to $4.5 million from $3.6 million in the same period of 1997. As a percentage of operating revenue, general and administrative expenses in the first quarter of 1998 declined to 15.1% from 27.9% in the first quarter of 1997. The increase in expense is primarily due to an increase in salary and benefits expenses relating to the hiring of additional corporate staff in anticipation of the Company's growth plans.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first quarter of 1998 increased $0.2 million compared to the same period in 1997. The increase is due primarily to $0.1 million of amortization of debt issuance costs and $0.1 million of amortization of other intangible assets.

    INTEREST INCOME. Interest income for the first quarter of 1998 was $2.3 million compared to $0.8 million for the same period in 1997. The increase is primarily due to higher average cash balances due to the issuance in 1997 of $115.0 million of 6 1/4% Convertible Subordinated Notes (the "Notes").

    INTEREST EXPENSE. Interest expense for the first quarter of 1998 increased to $1.8 million from $0.3 million for the same period in 1997. The increase is primarily due to interest expense on the Notes.

    INCOME TAXES. The Company's effective tax rate during the first quarter of 1998 was 41.6% compared to 40.2% in 1997. The increase in the effective tax rate is due to the increase in the level of income subject to the federal tax rate of 35.0% for 1998, as compared to 34.0% for 1997, and the utilization in 1997 of certain tax benefits that had been fully reserved in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents at March 31, 1999 were $15.0 million compared to $28.2 million at December 31, 1998, a decrease of approximately $13.2 million.

    Cash provided by operations was $0.5 million in the first quarter of 1999. This is comprised of $8.1 million of net earnings before depreciation and amortization offset by a $6.8 million increase in accounts receivable, primarily from new facilities in development and operation, and a $0.8 million increase in other working capital items.

    Cash used in investing activities was $19.9 million in the first three months of 1999 compared to a use of $22.3 million for the same period in 1998. The use of cash was due to $5.8 million used to complete the SeniorCare acquisition (see Note 4 of Notes to the Consolidated Financial Statements), $9.0 million used for prepaid rent for seven facilities, $2.7 million in additions to property and equipment, $2.0 million used for the development and management rights to a senior community, $1.0 million used for the purchase of two parcels of lands, and $2.4 million used for purchase deposits on four parcels of land. The Company

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED) received $5.1 million from the return of cash held in a cash collateral account (see Note 2 of Notes to the Consolidated Financial Statements).

    Cash flows provided by financing activities were $6.2 million in the first three months of 1999 compared to $2.4 million for the same period in 1998. The increase is due primarily to the net proceeds from the mortgage refinancing (see
Note 5 of Notes to Consolidated Financial Statements) partially offset by $1.5 million used to repurchase the Company's common shares on the open market (see
Note 7 of Notes to Consolidated Financial Statements) and $1.3 million of debt repayments, which includes $0.8 million related to assets held for sale (see
Note 5 of Notes to Consoldiated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

    The Company will require resources in the future to fund the planned acquisition and development of additional assisted living, independent and supportive independent and extended care facilities as well as its working capital requirements and common stock repurchases. The Company expects to partially fund these resource requirements with its cash on hand, borrowings under its $35.0 million line of credit (of which $14.1 million was unused at March 31,1999) as well as related party or third-party financing of facilities under development or to be developed. Furthermore, the Company intends to seek bank borrowings and other debt or equity financings to provide additional sources of capital in the future. The Company is in the process of refinancing some of the debt assumed in the SeniorCare acquisition and expects to raise approximately $20.0 million through these refinancings.

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

    The Company has identified its resident billing and general ledger as internal systems that present a high level of risk from a Year 2000 perspective. The Company has also identified several key external systems that could pose a significant risk to the Company: those of various governmental agencies, particularly Medicare and Medicaid, its payroll provider, and its investment management companies and other financial intermediaries. The Company has also acquired several facilities and/or utilizes third-party management companies to provide financial information. These acquired systems must also be brought into the Company's program.

    The Company has completed the planning and awareness and systems inventory phases of the program. The assessment phase is scheduled to be completed in the second quarter of fiscal 1999, with the correction phase being completed by the third quarter of the same year. In April 1999, the Company completed the upgrade of its general ledger system so that it is now Year 2000 compliant. The Company is beginning the process of assessing the risk of supplier readiness, and in selected cases will review the preparedness of individual suppliers for the Year 2000 problem.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

YEAR 2000 (CONTINUED)
These costs include the costs of outside consultants, systems replacements, and other equipment requirements. The costs incurred to date are not material.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company does not expect changes in interest rates to have a material effect on income or cash flows for the year ended December 31, 1999, although there can be no assurances that interest rates will not significantly change.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is a party to litigation in the ordinary course of business. The Company does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a).   The following exhibits are filed as part of this report:

       3.01  Corrected Third Restated Certificate of Incorporation of CareMatrix
             Corporation(2)

       3.02  By-laws of CareMatrix Corporation, as amended through December 9, 1996(1)

      10.00  Amendment to management agreement dated as of January 1, 1999 between Cambridge
             House Associates General Partnership and CareMatrix of Massachusetts ("CMM")(*)

      10.01  Amendment to management agreement dated as of January 1, 1999 between CCC of New
             Jersey, Inc. and CMM (Park Ridge/AL)(*)

      10.02  Amended and restated management agreement dated March 1, 1999 between CCC of New
             Jersey, Inc. and CMM (Park Ridge/SNF)(*)

       27    Financial Data Schedule(*)

      (b).   Reports on Form 8-K

             None.

------------------------

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

                                CAREMATRIX CORPORATION

                                By:            /s/ ABRAHAM D. GOSMAN
                                     -----------------------------------------
                                                 Abraham D. Gosman
                                              CHIEF EXECUTIVE OFFICER

                                By:            /s/ MICHAEL J. ZACCARO
                                     -----------------------------------------
                                                 Michael J. Zaccaro
                                            CHIEF OPERATING OFFICER AND
                                              CHIEF ACCOUNTING OFFICER

Dated: May 14, 1999