Form 10-Q
period 1999-06-30
CAREMATRIX CORP
filed 1999-08-16
CIK 879969

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-19815

                            ------------------------

                             CAREMATRIX CORPORATION

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             04-3069586
  ----------------------------------------  ---------------------------------
      (State of other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

       197 FIRST AVENUE, NEEDHAM, MA                      02494
  ----------------------------------------  ---------------------------------
  (Address of principal executive offices)             (Zip Code)

                                 (781) 433-1000

              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                             OUTSTANDING AT AUGUST 10, 1999
---------------------------------------------  ---------------------------------------------
        Common Stock, $.05 par value                         18,032,697 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CAREMATRIX CORPORATION

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

                                                                                                PAGE
                                                                                                ----

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.........................    3

Consolidated Statements of Earnings for the three and six months ended June 30, 1999 and June
30, 1998......................................................................................    4

Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and June 30,
1998..........................................................................................    5

Notes to Consolidated Financial Statements....................................................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.........................................................................   10

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................   15

                                     PART II--OTHER INFORMATION

ITEM 1:       LEGAL PROCEEDINGS...............................................................   16

ITEM 2:       CHANGES IN SECURITIES...........................................................   16

ITEM 3:       DEFAULTS UPON SENIOR SECURITIES.................................................   16

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................   16

ITEM 5:       OTHER INFORMATION...............................................................   16

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K................................................   17

                             CAREMATRIX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                   AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                                JUNE 30, 1999   DECEMBER 31, 1998
                                                                                --------------  -----------------
                                                                                 (UNAUDITED)
                                                     ASSETS
Current assets:
  Cash and cash equivalents...................................................  $   28,695,793   $    28,217,373
  Restricted cash.............................................................       5,315,824        22,305,371
  Receivables:
    Accounts receivable, net..................................................      33,180,636        25,334,127
    Accounts receivable-related party.........................................      31,517,086        21,662,515
  Prepaid expenses and other current assets...................................       7,147,488         4,875,075
                                                                                --------------  -----------------
      Total current assets....................................................     105,856,827       102,394,461
Lease acquisition costs, net..................................................      19,358,569        15,792,315
Property and equipment, net...................................................     162,798,086       147,938,997
Other long-term assets, net...................................................      62,898,208        41,023,981
Goodwill, net.................................................................      40,192,376        42,496,693
                                                                                --------------  -----------------
      Total assets............................................................  $  391,104,066   $   349,646,447
                                                                                --------------  -----------------
                                                                                --------------  -----------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...........................................  $      989,032   $       848,600
  Accounts payable............................................................       8,693,275         9,315,591
  Accrued compensation and benefits...........................................       2,975,855         2,262,161
  Accrued liabilities.........................................................      11,153,723        14,800,794
  Other current liabilities...................................................       1,210,844         1,246,007
                                                                                --------------  -----------------
    Total current liabilities.................................................      25,022,729        28,473,153
Mortgages and notes payable...................................................      77,141,585        43,029,548
Borrowings under line of credit...............................................      22,863,687        20,863,687
Convertible subordinated notes................................................     115,000,000       115,000,000
Other long-term liabilities...................................................       7,135,496         7,859,818

Commitments and contingencies
Shareholders' equity..........................................................     143,940,569       134,420,241
                                                                                --------------  -----------------
      Total liabilities and shareholders' equity..............................  $  391,104,066   $   349,646,447
                                                                                --------------  -----------------
                                                                                --------------  -----------------

    The accompanying notes are an integral part of the financial statements.

                             CAREMATRIX CORPORATION

                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     ----------------------------  -----------------------------
                                                     JUNE 30, 1999  JUNE 30, 1998  JUNE 30, 1999   JUNE 30, 1998
                                                     -------------  -------------  --------------  -------------
Revenues:
  Resident operations..............................  $  40,015,624  $  24,987,107  $   78,416,036  $  46,149,087
  Resident operations--related party...............      5,798,257      3,255,423      11,679,957      5,841,809
  Development fee income...........................         97,244        714,091         583,748      1,688,293
  Development fee income--related party............      7,668,338      5,210,025      13,617,556     10,133,160
                                                     -------------  -------------  --------------  -------------
    Total revenue..................................     53,579,463     34,166,646     104,297,297     63,812,349
                                                     -------------  -------------  --------------  -------------
Expenses:
  Facility operating expenses......................     29,020,943     17,542,988      55,347,773     33,009,898
  Facility lease expense...........................        213,348        595,124         373,446      1,177,698
  Facility lease expense--related party............      4,709,007      3,430,910       9,791,853      6,548,203
  General and administrative.......................      5,114,130      5,087,304      10,288,915      9,551,440
  Depreciation and amortization....................      2,517,139        865,386       4,689,284      1,600,844
                                                     -------------  -------------  --------------  -------------
    Total expenses.................................     41,574,567     27,521,712      80,491,271     51,888,083
                                                     -------------  -------------  --------------  -------------
Earnings from operations...........................     12,004,896      6,644,934      23,806,026     11,924,266
Other income (expense):
  Interest income--related party...................        949,819        376,999       1,649,639        718,473
  Interest and other income........................      1,148,390      1,785,405       1,911,193      3,772,873
  Interest expense.................................     (3,672,270)    (1,828,582)     (7,187,814)    (3,666,710)
                                                     -------------  -------------  --------------  -------------
    Total other income (expense)...................     (1,574,061)       333,822      (3,626,982)       824,636
                                                     -------------  -------------  --------------  -------------
Earnings before income taxes and preferred
  dividends........................................     10,430,835      6,978,756      20,179,044     12,748,902
Income taxes.......................................      4,120,179      2,826,396       7,970,722      5,226,777
                                                     -------------  -------------  --------------  -------------
Earnings before preferred dividends................      6,310,656      4,152,360      12,208,322      7,522,125
Preferred dividends................................          1,775          1,825           3,600          6,400
                                                     -------------  -------------  --------------  -------------
Net earnings.......................................  $   6,308,881  $   4,150,535  $   12,204,722  $   7,515,725
                                                     -------------  -------------  --------------  -------------
                                                     -------------  -------------  --------------  -------------
Basic shares outstanding...........................     17,938,288     17,665,463      17,975,224     17,521,463
                                                     -------------  -------------  --------------  -------------
                                                     -------------  -------------  --------------  -------------
Basic earnings per share...........................  $        0.35  $        0.23  $         0.68  $        0.43
                                                     -------------  -------------  --------------  -------------
                                                     -------------  -------------  --------------  -------------
Diluted shares outstanding.........................     21,980,216     18,106,195      22,182,101     18,095,732
                                                     -------------  -------------  --------------  -------------
                                                     -------------  -------------  --------------  -------------
Diluted earnings per share.........................  $        0.34  $        0.23  $         0.66  $        0.42
                                                     -------------  -------------  --------------  -------------
                                                     -------------  -------------  --------------  -------------

    The accompanying notes are an integral part of the financial statements.

                             CAREMATRIX CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                                                          SIX MONTHS ENDED
                                                                                   ------------------------------
                                                                                   JUNE 30, 1999   JUNE 30, 1998
                                                                                   --------------  --------------
Cash flows from operating activities:
  Net earnings...................................................................  $   12,204,722  $    7,515,725
  Noncash items included in net earnings:
    Depreciation of fixed assets.................................................       2,479,201         651,821
    Amortization of intangible assets............................................       1,735,726         707,917
    Amortization of lease acquisition costs......................................         474,357         241,106
  Increase in accounts receivable................................................     (17,612,647)     (7,091,316)
  Changes in current assets......................................................      (1,403,799)     (1,578,635)
  Increase (decrease) in current liabilities.....................................      (3,976,068)      6,076,248
  Other noncash items............................................................              --          56,700
                                                                                   --------------  --------------
    Net cash provided (used) by operating activities.............................      (6,098,508)      6,579,566
                                                                                   --------------  --------------
Cash flows from investing activities:
  Additions to property and equipment............................................      (3,184,007)     (1,768,636)
  Purchase of SeniorCare Group, Ltd. Facility....................................      (5,780,000)             --
  Additions to lease deposits and other long-term assets.........................     (12,048,783)     (5,470,385)
  Increase in prepaid rent.......................................................      (8,300,000)             --
  Change in restricted cash......................................................      16,989,547     (17,193,233)
  Lease acquisition costs........................................................      (4,040,611)     (7,810,051)
                                                                                   --------------  --------------
    Net cash used by investing activities........................................     (16,363,854)    (32,242,305)
                                                                                   --------------  --------------
Cash flows from financing activities:
  Exercise of stock options and warrants.........................................         199,651       4,243,988
  Repurchase of common shares....................................................      (2,884,045)             --
  Borrowings under the line of credit............................................       2,000,000              --
  Net proceeds from mortgage refinancing.........................................      25,474,266              --
  Repayment of debt, net.........................................................      (1,849,090)       (310,680)
  Other, net.....................................................................              --          60,454
                                                                                   --------------  --------------
    Net cash provided by financing activities....................................      22,940,782       3,993,762
                                                                                   --------------  --------------
Increase (decrease) in cash and cash equivalents.................................         478,420     (21,668,977)
Cash and cash equivalents, beginning of period...................................      28,217,373     152,619,435
                                                                                   --------------  --------------
Cash and cash equivalents, end of period.........................................  $   28,695,793  $  130,950,458
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Other noncash items:
  Conversion of convertible debentures into equity...............................                  $    2,000,000
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

                             CAREMATRIX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    CareMatrix Corporation (the "Company") develops, manages, owns, and operates assisted living facilities and various other health care facilities.

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

2. RESTRICTED CASH

    CASH COLLATERAL. Under the terms of an agreement to fix interest rates on future leases with Chancellor Senior Housing Group, Inc. and certain affiliated companies, the Company is required to maintain specified levels of cash collateral with a financial institution. Interest on the funds held accrues to the benefit of the Company. At June 30, 1999, the amount held as collateral was approximately $2.5 million as one agreement was terminated during the second quarter. At December 31, 1998, the amount held as collateral was approximately $19.1 million.

3. RELATED PARTY TRANSACTIONS

    As used herein, "Chancellor" or "Chancellor Entity" refers to Chancellor Senior Housing Group, Inc., Abraham D. Gosman (Chief Executive Officer and Chairman of the Board of the Company) or companies in which Mr. Gosman and certain current and former members of the Company's senior management exercise significant control.

    The Company has entered into management and marketing agreements with Chancellor Entities which provide for fees to be earned by the Company during the fill-up and upon the initial move-in of residents into new facilities up to the maximum occupancy of a facility and for fees based upon the revenues of a facility. For the six months ended June 30, 1999, the Company recognized revenue of $11.7 million for marketing and management services provided to various Chancellor Entities under the terms of these agreements compared to revenue of $12.8 million for the year ended December 31, 1998.

    During the quarter ended June 30, 1999, the Company paid a Chancellor Entity $4.2 million to purchase, at estimated fair market value, an interest in a limited partnership. The investment is being accounted for under the equity method, accordingly, the Company has recorded its share of the income earned on the investment in other income. The Chancellor Entity has guaranteed the value of the investment at $4.2 million.

                             CAREMATRIX CORPORATION

3. RELATED PARTY TRANSACTIONS (CONTINUED)
    During 1999, the Company paid certain Chancellor Entities $4.0 million for the right to receive the Chancellor Entity's share of cash flow for two facilities which are owned 50% by a Chancellor Entity and 50% by third parties. The rights are being amortized over the term of the related agreement. In addition, the Company paid various Chancellor Entities $8.3 million related to lease rights and deposits for five facilities. These lease rights are being amortized over the terms of the related leases.

    During the quarter ended March 31, 1999, the Company paid a Chancellor Entity $2.0 million for development and management rights related to a senior community in New Jersey. The development rights are being amortized as the related fees are earned.

    During 1999, the Company purchased, at cost, three parcels of land from certain Chancellor Entities for approximately $4.5 million.

4. PURCHASE OF SENIORCARE GROUP, LTD. FACILITY

    The Company completed the acquisition of the tenth SeniorCare Group, Ltd. ("SeniorCare") facility in January 1999 (see Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998). In connection with the acquisition of this facility, the Company recorded the related fixed assets and debt at their estimated fair market values of $18.5 million and $8.1 million, respectively.

5. DEBT REFINANCING

    During the quarter ended June 30, 1999, the Company refinanced certain mortgage debt assumed in the SeniorCare acquisition. The new loans have an aggregate principal amount of $38.0 million and bear interest at 7.53%. The loans mature June 2009 and payments of principal and interest begin July 1999. The proceeds from the loan were used primarily for working capital. In connection with the refinancing, the Company reduced goodwill by approximately $1.5 million, which represents the net excess of the fair value of the debt retired over its historical cost basis.

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

                             CAREMATRIX CORPORATION

6. EARNINGS PER SHARE

    Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per share."

                                                                                THREE MONTHS ENDED JUNE 30, 1999
                                                                             ---------------------------------------
BASIC EARNINGS PER SHARE                                                       EARNINGS       SHARES      PER SHARE
---------------------------------------------------------------------------  ------------  ------------  -----------
Earnings available to common shareholders..................................  $  6,308,881    17,938,288   $    0.35
  Effect of dilutive securities:
    Stock options and warrants.............................................            --        52,982          --
    6.25% Convertible Debentures...........................................     1,164,571     3,982,684          --
    Conversion of preferred stock..........................................         1,775         6,262          --
                                                                             ------------  ------------       -----
Diluted earnings per share.................................................  $  7,475,227    21,980,216   $    0.34
                                                                             ------------  ------------       -----
                                                                             ------------  ------------       -----

                                                                                SIX MONTHS ENDED JUNE 30, 1999
                                                                           ----------------------------------------
BASIC EARNINGS PER SHARE                                                     EARNINGS        SHARES      PER SHARE
-------------------------------------------------------------------------  -------------  ------------  -----------
Earnings available to common shareholders................................  $  12,204,722    17,975,224   $    0.68
  Effect of dilutive securities:
    Stock options and warrants...........................................             --       217,931          --
    6.25% Convertible Debentures.........................................      2,329,142     3,982,684          --
    Conversion of preferred stock........................................          3,548         6,262          --
                                                                           -------------  ------------       -----
Diluted earnings per share...............................................  $  14,537,412    22,182,101   $    0.66
                                                                           -------------  ------------       -----
                                                                           -------------  ------------       -----

                                                                                THREE MONTHS ENDED JUNE 30, 1998
                                                                             ---------------------------------------
BASIC EARNINGS PER SHARE                                                       EARNINGS       SHARES      PER SHARE
---------------------------------------------------------------------------  ------------  ------------  -----------
Earnings available to common shareholders..................................  $  4,150,535    17,665,463   $    0.23
  Effect of dilutive securities:
    Stock options and warrants.............................................            --       440,732          --
                                                                             ------------  ------------       -----
Diluted earnings per share.................................................  $  4,150,535    18,106,195   $    0.23
                                                                             ------------  ------------       -----
                                                                             ------------  ------------       -----

                                                                                 SIX MONTHS ENDED JUNE 30, 1998
                                                                             ---------------------------------------
BASIC EARNINGS PER SHARE                                                       EARNINGS       SHARES      PER SHARE
---------------------------------------------------------------------------  ------------  ------------  -----------
Earnings available to common shareholders..................................  $  7,515,725    17,521,463   $    0.43
  Effect of dilutive securities:
    Stock options and warrants.............................................            --       538,714          --
    8.5% Convertible Debentures                                                        --        35,555          --
                                                                             ------------  ------------       -----
Diluted earnings per share.................................................  $  7,515,725    18,095,732   $    0.42
                                                                             ------------  ------------       -----
                                                                             ------------  ------------       -----

7. COMMON STOCK

    In February 1999, the Company announced that its Board of Directors has authorized a share repurchase program. The Company was authorized to purchase up to one million shares of its outstanding common stock from time to time in open market transactions. As of June 30, 1999, the Company had

                             CAREMATRIX CORPORATION

7. COMMON STOCK (CONTINUED)
repurchased 181,400 shares at an average price of $15.84. Pending resolution of the Company's review of strategic alternatives (see Note 8), the Company has suspended purchases under the program.

    In April 1999, the Company was approved to be listed on the Nasdaq Stock Market. The Company's common stock began trading under the symbol "CMDC" on April 23, 1999.

8. SUBSEQUENT EVENTS

    On July 22, 1999, the Company announced that the Board of Directors had instructed management to explore various strategic alternatives to maximize shareholder value. A member of the Company's Board of Directors has been engaged by the Company as a consultant to help identify strategic alternatives.

    On August 10, 1999, the Company's Board of Directors authorized the retention of the investment banking firms DeutscheBancAlex.Brown and PaineWebber Incorporated, to assist in further identifying strategic alternatives. Also, a special committee of the Board of Directors has been formed with the authority to engage financial advisors to assist it in considering for the benefit of the Company and its shareholders any proposal which may arise.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a provider of assisted living services to the elderly. At June 30, 1999, the Company operated 61 facilities in 18 states with approximately 7,400 units. Of the facilities, 32 are owned/leased, and 29 are managed. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

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

    The Company has made forward-looking statements in this Report (and in documents that are incorporated by reference) that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or future results of operations of the Company. Also, when the Company uses words such as "believes," expects," "anticipates" or similar expressions, it is often, but not always, making forward-looking statements. Stockholders should note that many factors could affect our future financial results and could cause such results to differ materially from those expressed in our forward-looking statements. Those factors include, but are not limited to, the following:

    - risks related to the Company's operating history and available financing;

    - risks related to the Company's anticipated growth and acquisition strategy;

    - risks inherent in the construction and development industry;

    - uncertainty about the changing regulatory environment;

    - risks related to the Year 2000 problem;

    - risks related to competition;

    - risks related to the Company's ability to attract and retain key personnel; and

    - risks related to the ability of the Chancellor Entities' (the entities that own a majority of the facilities the Company develops and operates) ability to continue to obtain adequate financing to fund the facilities during start-up and any equity needed, including cash for operating losses, and to meet bank covenants. Any inability to do so, or any default by Chancellor under its debt obligations, could have a material adverse effect on the Company's financial position, results of operations, and cash flows (see Notes 1 and 3 and Note 13 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10K for the year ended December 31, 1998). As used herein "Chancellor" or "Chancellor Entities" refer to Chancellor Senior Housing Group, Inc., Abraham D. Gosman (Chief Executive Officer and Chairman of the Board of the Company) or companies in

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW (CONTINUED)
     which Mr. Gosman and certain current and former members of the Company's senior management exercise significant control.

    All references to "Notes" contained herein refer to Notes to Consolidated Financial Statements in this Form 10-Q, unless otherwise specified.

  THE QUARTER ENDED JUNE 30, 1999 COMPARED TO THE QUARTER ENDED JUNE 30, 1998

    REVENUES. Resident operations revenue increased by $17.6 million for the second quarter of 1999 compared to the same period in 1998. The increase is comprised principally of revenue from facilities leased or owned for less than one year, including $7.8 million from seven facilities acquired in the SeniorCare Group, Ltd. ("SeniorCare") acquisition (see Note 3 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998), and from fees related to management contracts and other services as a result of the increase in the number of facilities under construction and in operation. Included in resident operations revenue in the second quarter of 1999 is $2.5 million earned from marketing and management services provided to facilities under construction per the terms of existing development agreements compared to $1.9 million in the second quarter of 1998.

    As described in Note 3, during 1999 the Company amended existing management contracts with certain Chancellor Entities to increase its base management fees. The impact of this change increased revenue during the quarter by $460,000.

    The Company's comparable nursing home revenue declined $2.1 million during the second quarter of 1999 primarily due to the impact of the implementation of the Medicare prospective payment system ("PPS"). Under the terms of the Company's existing leases, it has been indemnified by the various Chancellor Entity lessors for this change on governmental regulations. Included in facility operating expenses is a credit of $1.6 million, which represents the reimbursement for lost revenue due to PPS, to reflect the impact of these indemnification agreements.

    Development fee income was $7.8 million in the second quarter of 1999 versus $5.9 million in the same period in 1998. As a percentage of operating revenue, development fee income decreased to 14.5% in 1999 from 17.3% in 1998. The Company expects that this trend will continue for the remainder of the year.

    FACILITY EXPENSES. Facility operating expenses were $29.0 million in the second quarter of 1999 compared to $17.5 million in the same period of 1998, an increase of $11.5 million. The increase is primarily due to operating expenses from facilities leased or owned less than one year.

    Facility lease expense was $4.9 million in the second quarter of 1999 compared to $4.0 million in the same period in 1998. The increase of $0.9 million is primarily due to facilities leased less than one year.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5.1 million for both the second quarter of 1999 and 1998. As a percentage of operating revenue, general and administrative expenses in the second quarter of 1999 declined to 9.5% from 14.9% in the second quarter of 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the second quarter of 1999 increased $1.7 million compared to the same period in 1998. The increase is due primarily to $1.0 million of depreciation from facilities open less than one year and $0.6 million from the amortization of other intangible assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  THE QUARTER ENDED JUNE 30, 1999 COMPARED TO THE QUARTER ENDED JUNE 30, 1998
                                  (CONTINUED)
    INTEREST AND OTHER INCOME AND INTEREST EXPENSE. Interest and other income for the second quarter of 1999 was $2.1 million compared to $2.2 million for the same period in 1998. Included in other income in the second quarter of 1999 is $0.8 million which reflects the increase in the fair market value of the Company's investment in a limited partnership (see Note 3). The decrease in interest income is due to lower average cash balances during 1999 compared to 1998. Interest expense for the second quarter of 1999 increased to $3.7 million from $1.8 million for the same period in 1998. The increase is primarily due to interest expense of $1.2 million related to SeniorCare debt assumed or refinanced and $0.5 million from borrowings under the line of credit.

    INCOME TAXES. The Company's effective tax rate during the second quarter of 1999 was 39.5% compared to 40.5% in 1998. The decrease in the effective tax rate is due to the expected reduction in the effective state tax rate to 4.5% for 1999 from 6.0% for 1998.

  THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
                                      1998

    REVENUES. Resident operations revenue increased by $38.1 million for the six months ended June 30, 1999, compared to the same period in 1998. The increase is comprised principally of revenue from facilities leased or owned for less than one year, including $15.3 million from seven facilities acquired in the SeniorCare acquisition, and from fees related to management contracts and other services as a result of the increase in the number of facilities under construction and in operation. Included in resident operations revenue in the six months ended June 30, 1999, is $7.0 million earned from marketing and management services provided to facilities under construction per the terms of existing development agreements compared to $3.6 million in the comparable period in 1998.

    As described in Note 3, during 1999 the Company amended existing management contracts with certain Chancellor Entities to increase its base management fees. The impact of this change increased revenue during the six months ended June 30, 1999, by $740,000.

    The Company's comparable nursing home revenue declined $3.0 million during the six months ended June 30, 1999, primarily due to the impact of the implementation of PPS. Under the terms of the Company's existing leases, it has been indemnified by the various Chancellor Entity lessors for this change on governmental regulations. Included in facility operating expenses is a credit of $2.8 million, which represents the reimbursement for lost revenue due to PPS, to reflect the impact of these indemnification agreements.

    Development fee income was $14.2 million during the six months ended June 30, 1999 versus $11.8 million in the same period in 1998. As a percentage of operating revenue, development fee income decreased to 13.6% in 1999 from 18.5% in 1998. The Company expects that this trend will continue for the remainder of the year.

    FACILITY EXPENSES. Facility operating expenses for the first six months of 1999 increased by $22.3 million compared to the same period in 1998. The increase is due primarily to operating expenses from facilities leased or owned less than one year.

    Facility lease expense was $10.2 million in the first six months of 1999 compared to $7.7 million in the same period in 1998. The increase of $2.5 million is primarily due to facilities leased less than one year.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first six months of 1999 increased to $10.3 million from $9.6 million in the same period of 1998. As a percentage of

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
                                1998 (CONTINUED)
operating revenue, general and administrative expenses in the first six months of 1999 declined to 9.9% from 15.0% in the first six months of 1998. The increase in expense is primarily due to an increase in salary and benefits expenses relating to the hiring of additional corporate and regional staff in anticipation of the Company's growth plans.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first six months of 1999 increased $3.1 million compared to the same period in 1998. The increase is due primarily to $1.9 million of depreciation from facilities open less than one year and $1.0 million from the amortization of other intangible assets.

    INTEREST AND OTHER INCOME AND INTEREST EXPENSE. Interest and other income for the first six months of 1999 was $3.6 million compared to $4.5 million for the same period in 1998. Included in other income in the first six months of 1999 is $1.0 million from the Company's investments in two limited partnerships. The decrease in interest income is due to lower average cash balances during 1999 compared to 1998. Interest expense for the first six months of 1999 increased to $7.2 million from $3.7 million for the same period in 1998. The increase is primarily due to $2.3 million related to SeniorCare debt assumed or refinanced and $1.0 million from borrowings under the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and restricted cash at June 30, 1999 were $28.7 million compared to $28.2 million at December 31, 1998, an increase of $0.5 million.

    Cash used by operations was $6.1 million in the first six months of 1999. This is comprised of $16.9 million of net earnings before depreciation and amortization offset by a $17.6 million increase in accounts receivable, primarily from new facilities in development and operations, and a $5.4 million increase in other working capital items.

    Cash used in investing activities was $16.4 million in the first six months of 1999 compared to a use of $32.2 million for the same period in 1998. The use of cash was due to $5.8 million to complete the SeniorCare acquisition (see Note
4), $12.3 million used for prepaid rent and cash flow rights for seven facilities (see Note 3), $3.2 million in additions to property and equipment, $2.0 million used to purchase the development and management rights to a senior community, $4.5 million used for the purchase of three parcels of land (see Note
3), and $2.4 million used for purchase deposits on four parcels of land. The Company received $16.6 million from the return of cash held in a cash collateral account (see Note 2).

    Cash flows provided by financing activities were $22.9 million in the first six months of 1999 compared to $4.0 million for the same period in 1998. The increase is due primarily to the net proceeds from various mortgage refinancings (see Note 5) partially offset by $2.9 million used to repurchase the Company's common shares on the open market (see Note 7) and $1.8 million of debt repayments, which includes $0.8 million related to assets held for sale (see
Note 5 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

    The Company will require resources in the future to fund the planned acquisition and development of additional assisted living, independent and supportive independent and extended care facilities as well as its working capital requirements and common stock repurchases. The Company expects to partially fund these resource requirements with its cash on hand, borrowings under its $35.0 million line of credit (of which $12.1 million was unused at June 30, 1999) as well as related party or third-party financing of facilities to be developed. Furthermore, the Company intends to seek bank borrowings and other debt or

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED) equity financings to provide additional sources of capital in the future. The Company is in the process of refinancing some of the debt assumed in the SeniorCare acquisition and hopes to raise approximately $8.0 million through this refinancing.

    Although Chancellor continues to seek additional sources of capital to finance its development pipeline, there can be no assurance that it will be successful in doing so. If Chancellor cannot obtain adequate capital or reduces the number and/or size of the projects in its development pipeline, then the Company's development fee revenue will decline. Currently, the Company expects that its development fee revenue will decline in the third and fourth quarters of 1999. If this were to occur, the Company is prepared to reduce its general and administrative costs as appropriate, although there can be no assurance that any such reduction in expenses would offset potential lost revenue.

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

    The Company has completed the planning and awareness and systems inventory phases of the program. The assessment phase is scheduled to be completed in the third quarter of fiscal 1999, with the correction phase being completed by the third quarter of the same year. In April 1999, the Company completed the upgrade of its general ledger system so that it is now Year 2000 compliant. The Company is beginning the process of assessing the risk of supplier readiness, and in selected cases will review the preparedness of individual suppliers for the Year 2000 problem.

    The Company currently estimates the cost of the Year 2000 program will approximate $200,000, with a range of plus or minus twenty-five percent. The Company's corporate personnel who directly oversee functions at the facility level will also assist in the Year 2000 program as part of their regular duties. This is expected to help reduce Year 2000 costs. All costs, except those incurred for long-lived assets, are expensed as incurred. These costs include the costs of outside consultants, systems replacements, and other minor equipment requirements. The costs incurred to date are not material.

    Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses and other entities whose financial condition or operational capability is important to the Company. Communications with significant third parties will be initiated to determine the extent of risk created by those third parties' failure to remediate their own Year 2000 issues; however, it is not possible, at present, to determine the financial effect if their remediation efforts are not completed in a

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)
timely manner. While the Company expects to resolve all Year 2000 risks without a material adverse impact on its results of operations and financial position, there can be no assurance as to the ultimate success of the program. Uncertainties exist as to the Company's ability to detect all Year 2000 problems as well as its ability to achieve successful and timely resolution of all Year 2000 issues. A "reasonably likely worst case" scenario of Year 2000 risks for the Company could include the inability to receive reimbursement from Medicare and Medicaid, and problems involving the inability of the Company's financial intermediaries to accurately reflect the Company's cash position. The consequences of these issues may include lost revenue and lower cash receipts. The Company is unable to quantify the potential effect of these items on its results of operations, liquidity, and financial position should some or a combination of these events occur.

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

    As the correction phase of the program is completed in 1999, the Company expects to have developed contingency plans, which would augment existing contingency plans, for the then current risks.

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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    ANNUAL MEETING OF THE STOCKHOLDERS OF THE COMPANY ON JUNE 21, 1999

    On June 21,1999, the Company held its annual meeting of shareholders (the "Annual Meeting") at which it submitted to a vote of its shareholders the following matters:

    ELECTION OF DIRECTORS

    The following nominees were elected directors of the Company at the Annual Meeting to serve until the 2000 annual meeting of shareholders and thereafter until their successors are duly elected and qualified. The following table sets forth a summary with respect to the results of the shareholder vote.

NOMINEE                                                           FOR         AGAINST    WITHHELD
------------------------------------------------------------  ------------  -----------  ---------
Abraham D. Gosman...........................................    17,322,237          --     160,932
Andrew D. Gosman............................................    17,322,103          --     161,066
Michael M. Gosman...........................................    17,322,003          --     161,166
Donald J. Amaral............................................    17,323,615          --     159,554
H. Loy Anderson, Jr.........................................    17,320,215          --     159,954
Rev. Bedros Baharian........................................    17,320,857          --     162,312
Robert Cataldo..............................................    17,321,637          --     162,532
Stephen E. Ronai............................................    17,323,515          --     159,654

        AMENDMENT OF THE 1996 EQUITY INCENTIVE PLAN

        The shareholders were asked to approve and adopt the amendment of the Company's 1996 Equity Incentive Plan (the "1996 Plan") in order to increase the number of shares available for issuance under the 1996 Plan to 2,900,000.

        The number of votes in favor of the amendment of the 1996 Plan was 12,132,703, the number of votes against was 3,201,926, the number of abstentions was 8,523.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed as part of this report:

        3.01 Corrected Third Restated Certificate of Incorporation of CareMatrix Corporation(2)

        3.02 By-laws of CareMatrix Corporation, as amended through December 9, 1996(1)

       10.00 Management Agreement dated March 5, 1999 between CareMatrix of Massachusetts ("CMM") and Chancellor of Mt. Prospect, LLC(*)

       10.01 Management Agreement dated June 29, 1999 between CMM and Chancellor of Middletown, LLC(*)

       10.02 Amended and restated management agreement dated January 19, 1999 between CMM and Chancellor of Plantation, Inc.(*)

       10.03 Amended and restated management agreement dated April 1, 1999 between CMM and Chancellor of Deerfield Beach, Inc. (*)

       10.04 Amended and restated management agreement dated April 1, 1999 between CMM and Chancellor of Naples, Inc. (*)

       10.05 Amended and restated management agreement dated April 1, 1999 between CMM and Chancellor of Bonita Springs, Inc. (*)

       10.06 Amended and restated management agreement dated April 1, 1999 between CMM and Chancellor of Stuart, Inc.

       27  Financial Data Schedule(*)

    (b) Reports on Form 8-K

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

                                CAREMATRIX CORPORATION

                                By:  /s/ ABRAHAM D. GOSMAN
                                     -----------------------------------------
                                     Abraham D. Gosman
                                     Chief Executive Officer

                                By:  /s/ MICHAEL J. ZACCARO
                                     -----------------------------------------
                                     Michael J. Zaccaro
                                     Chief Accounting Officer

Dated: August 16, 1999