Form 10-Q
period 1999-09-30
CAREMATRIX CORP
filed 1999-11-15
CIK 879969

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                                OUTSTANDING AT NOVEMBER 10, 1999
------------------------------------------        ------------------------------------------
       Common Stock, $.05 par value                           18,032,697 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CAREMATRIX CORPORATION

                                     INDEX

                                                                PAGE
                                                                ----
PART I--FINANCIAL CONDITION

Consolidated Balance Sheets as of September 30, 1999 and
  December 31, 1998.........................................      3

Consolidated Statements of Earnings for the three and nine
  months ended September 30, 1999 and September 30, 1998....      4

Consolidated Statements of Cash Flows for the nine months
  ended September 30, 1999 and September 30, 1998...........      5

Notes to Consolidated Financial Statements..................      6

Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................     12

Quantitative and Qualitative Disclosures About Market
  Risk......................................................     18

PART II--OTHER INFORMATION

ITEM 1: Legal Proceedings...................................     19

ITEM 2: Changes in Securities...............................     20

ITEM 3: Defaults Upon Senior Securities.....................     20

ITEM 4: Submission of Matters to a Vote of Security
  Holders...................................................     20

ITEM 5: Other Information...................................     20

ITEM 6: Exhibits and Reports of Form 8-K....................     20

                             CAREMATRIX CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
                                                                 (UNAUDITED)
                                               ASSETS
Current assets:
  Cash and cash equivalents.................................     $  9,143,986        $ 28,217,373
  Restricted cash...........................................        2,475,308          22,305,371
  Receivables:
    Accounts receivable, net................................       34,887,186          25,334,127
    Accounts receivable--related party......................       40,845,566          21,662,515
  Prepaid expenses and other current assets.................        6,816,090           4,875,075
                                                                 ------------        ------------
      Total current assets..................................       94,168,136         102,394,461
Lease acquisition costs, net................................       33,372,996          15,792,315
Property and equipment, net.................................      161,790,161         147,938,997
Other long-term assets, net.................................       59,712,111          41,023,981
Goodwill, net...............................................       39,794,786          42,496,693
                                                                 ------------        ------------
      Total assets..........................................     $388,838,190        $349,646,447
                                                                 ============        ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................     $    989,032        $    848,600
  Accounts payable..........................................       10,097,509           9,315,591
  Accrued compensation and benefits.........................        3,389,929           2,262,161
  Accrued liabilities.......................................        6,619,004          14,800,794
  Other current liabilities.................................        1,749,993           1,246,007
                                                                 ------------        ------------
    Total current liabilities...............................       22,845,467          28,473,153

Mortgages and notes payable.................................       76,797,915          43,029,548
Borrowings under line of credit.............................       24,863,687          20,863,687
Convertible subordinated notes..............................      115,000,000         115,000,000
Other long-term liabilities.................................        6,680,361           7,859,818

Commitments and contingencies

Shareholders' equity........................................      142,650,760         134,420,241
                                                                 ------------        ------------
      Total liabilities and shareholders' equity............     $388,838,190        $349,646,447
                                                                 ============        ============

    The accompanying notes are an integral part of the financial statements.

                             CAREMATRIX CORPORATION

                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                    THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------   ---------------------------------
                                         1999              1998              1999              1998
                                    ---------------   ---------------   ---------------   ---------------
Revenues:
  Resident operations.............    $41,127,109       $28,431,562      $119,543,145      $ 74,580,649
  Resident operations--related
    party.........................      3,267,939         4,741,116        14,947,896        10,582,925
  Development fee income..........        796,024           279,051         1,379,772         1,967,344
  Development fee income--related
    party.........................      1,439,299         6,153,218        15,056,855        16,286,378
                                      -----------       -----------      ------------      ------------
    Total revenue.................     46,630,371        39,604,947       150,927,668       103,417,296
                                      -----------       -----------      ------------      ------------
Expenses:
  Facility operating expenses.....     29,031,171        20,783,902        84,378,944        53,793,800
  Facility lease expense..........        290,678           297,930           664,124         1,475,628
  Facility lease expense--related
    party.........................      4,762,738         3,956,108        14,554,591        10,504,311
  General and administrative......      5,086,253         4,769,318        15,375,168        14,320,758
  Restructuring and other
    charges.......................      3,753,940                --         3,753,940                --
  Depreciation and amortization...      2,586,384         1,241,359         7,275,668         2,842,203
                                      -----------       -----------      ------------      ------------
    Total expenses................     45,511,164        31,048,617       126,002,435        82,936,700
                                      -----------       -----------      ------------      ------------
Earnings from operations..........      1,119,207         8,556,330        24,925,233        20,480,596
Other income (expense):
  Interest income--related
    party.........................        916,820           245,484         2,566,459           963,957
  Interest and other income
    (expense).....................       (215,959)        1,789,529         1,695,234         5,562,402
  Interest expense................     (3,824,040)       (2,219,593)      (11,011,854)       (5,886,303)
                                      -----------       -----------      ------------      ------------
    Total other income
      (expense)...................     (3,123,179)         (184,580)       (6,750,161)          640,056
                                      -----------       -----------      ------------      ------------
Earnings (loss) before income
  taxes and preferred dividends...     (2,003,972)        8,371,750        18,175,072        21,120,652
Income tax provision (benefit)....       (791,569)        3,432,691         7,179,153         8,659,468
                                      -----------       -----------      ------------      ------------
Earnings (loss) before preferred
  dividends.......................     (1,212,403)        4,939,059        10,995,919        12,461,184
Preferred dividends...............          1,775             1,825             5,375             8,225
                                      -----------       -----------      ------------      ------------
Net earnings (loss)...............    $(1,214,178)      $ 4,937,234      $ 10,990,544      $ 12,452,959
                                      ===========       ===========      ============      ============
Basic shares outstanding..........     17,841,297        17,670,260        17,930,581        17,571,062
                                      ===========       ===========      ============      ============
Basic earnings (loss) per share...    $     (0.07)      $      0.28      $       0.61      $       0.71
                                      ===========       ===========      ============      ============
Diluted shares outstanding........     17,841,297        22,004,210        18,075,869        18,046,997
                                      ===========       ===========      ============      ============
Diluted earnings (loss) per
  share...........................    $     (0.07)      $      0.27      $       0.61      $       0.69
                                      ===========       ===========      ============      ============

    The accompanying notes are an integral part of the financial statements.

                             CAREMATRIX CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                   1999             1998
                                                              --------------   --------------
Cash flows from operating activities:
  Net earnings..............................................   $ 10,990,544    $  12,452,959
  Noncash items included in net earnings:
    Restructuring and other charges.........................      3,127,778               --
    Depreciation of fixed assets............................      3,852,554          910,731
    Amortization of intangible assets.......................      2,705,378        1,480,882
    Amortization of lease acquisition costs.................        717,736          450,590
    Increase in accounts receivable.........................    (29,493,032)     (16,065,160)
    Changes in current assets...............................     (1,072,401)      (4,342,252)
    Increase (decrease) in current liabilities..............     (6,153,329)       9,621,867
    Other noncash items.....................................             --           85,050
                                                               ------------    -------------
      Net cash provided (used) by operating activities......    (15,324,772)       4,594,667
                                                               ------------    -------------
Cash flows from investing activities:
  Additions to property and equipment.......................     (3,549,435)      (6,949,802)
  Purchase of SeniorCare Group, Ltd. facility...............     (5,780,000)    (100,122,167)
  Additions to lease deposits and other long-term assets....    (14,650,160)     (25,539,143)
  Increase in prepaid rent..................................     (5,800,000)              --
  Change in restricted cash.................................     19,830,063      (25,957,807)
  Lease acquisition costs...................................    (18,298,417)      (7,237,553)
                                                               ------------    -------------
      Net cash used by investing activities.................    (28,247,949)    (165,806,472)
                                                               ------------    -------------
Cash flows from financing activities:
  Exercise of stock options and warrants....................        234,649        4,334,747
  Repurchase of common shares...............................     (2,994,675)              --
  Borrowings under the line of credit.......................      4,000,000        8,500,000
  Net proceeds from mortgage refinancing....................     25,907,252               --
  Repayment of debt, net....................................     (2,647,892)        (322,132)
  Other, net................................................             --           60,454
                                                               ------------    -------------
      Net cash provided by financing activities.............     24,499,334       12,573,069
                                                               ------------    -------------
Decrease in cash and cash equivalents.......................    (19,073,387)    (148,638,736)
Cash and cash equivalents, beginning of period..............     28,217,373      152,619,435
                                                               ------------    -------------
Cash and cash equivalents, end of period....................   $  9,143,986    $   3,980,699
                                                               ============    =============
Other noncash items:
  Conversion of convertible debentures into equity..........                   $   2,000,000
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

2.    RESTRICTED CASH

    CASH COLLATERAL. Under the terms of an agreement to fix interest rates on future leases with Chancellor Senior Housing Group, Inc. and certain affiliated companies, the Company was required to maintain specified levels of cash collateral with a financial institution. Interest on the funds held accrued to the benefit of the Company. As of September 30, 1999, the Company had terminated this agreement. At December 31, 1998, the amount held was $19.1 million.

3.    RELATED PARTY TRANSACTIONS

    As used herein, "Chancellor" or "Chancellor Entity" refers to Chancellor Senior Housing Group, Inc., Abraham D. Gosman (Chief Executive Officer and Chairman of the Board of the Company) or companies in which Mr. Gosman and certain current and former members of the Company's senior management exercise significant control.

    The Company has entered into management and marketing agreements with Chancellor Entities which provide for fees to be earned by the Company during the fill-up and upon the initial move-in of residents into new facilities up to the maximum occupancy of a facility and for fees based upon the revenues of a facility. For the nine months ended September 30, 1999, the Company recognized revenue of $14.9 million for marketing and management services provided to various Chancellor Entities under the terms of these agreements compared to revenue of $12.8 million for the year ended December 31, 1998.

    During the quarter ended September 30, 1999, the Company purchased a Chancellor Entity's rights to receive future cash flow distributions related to development projects for $1.7 million. The Company expects to receive such distributions on or before December 31, 2000. The Company also purchased options to purchase land related to two development projects in Connecticut from certain Chancellor Entities for approximately $1.2 million.

                             CAREMATRIX CORPORATION

3.    RELATED PARTY TRANSACTIONS (CONTINUED)

    During the quarter ended June 30, 1999, the Company paid a Chancellor Entity $4.2 million to purchase, at estimated fair market value, an interest in a limited partnership. The investment is being accounted for under the equity method, accordingly, the Company has recorded its share of the income or expense from the investment in other income and expense. The Company recorded income of $0.8 million in the second quarter of 1999 and an expense of $0.8 million in the third quarter of 1999 as the value of the investment had declined below cost. The Chancellor Entity has guaranteed the value of the investment at $4.2 million. The Company received $3.3 million upon the liquidation of the investment in the fourth quarter of 1999. The difference $0.9 million between the purchase price and amount received will be reflected as a related party receivable in the fourth quarter of 1999.

    During the quarter ended June 30, 1999, the Company paid certain Chancellor Entities $4.0 million for the right to receive each such Chancellor Entity's share of cash flow for two facilities which are owned 50% by a Chancellor Entity and 50% by third parties. The rights are being amortized over the term of the related agreement. The Company also purchased, at cost, two parcels of land from certain Chancellor Entities for approximately $4.0 million.

    In addition, during 1999 the Company paid various Chancellor Entities
$5.8 million related to prepaid rent for four facilities which it is currently leasing. The rent is being amortized over the terms of the related leases. The Company has also paid various Chancellor Entities $14.3 million related to lease rights for nine facilities which the Company is currently managing and expects to lease within one to three fiscal quarters. These amounts will be amortized over the terms of the related lease agreements.

    During the quarter ended March 31, 1999, the Company paid a Chancellor Entity $2.0 million for development and management rights related to a senior community in New Jersey. The development rights are being amortized as the related fees are earned.

    As of September 30, 1999, the net receivable due from Chancellor Entities was $40.8 million. The ability of the Chancellor Entities to pay a significant portion of this amount is primarily dependent upon the successful consummation of proposals being negotiated as part of the Company's evaluation of strategic alternatives (see Note 8). There can be no assurance that a satisfactory conclusion to the above-referenced negotiations, as they relate to the receivables, will be reached. If a satisfactory conclusion to the negotiations is not reached, then the Company would at that time evaluate the collectibility of these receivables and take the appropriate action, which could include write-downs to the value of certain of these assets. This action could have a material adverse impact on the Company's financial position, results of operations, and cash flows, and could result in the Company being in default of certain debt covenants contained in its line of credit (see Note 9 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

    At September 30, 1999, the Company also has approximately $42.0 million of long-term assets, including lease acquisition, lease deposits, and prepaid rent, which relate to Chancellor facilities or properties which are encumbered by debt. If the related Chancellor Entities were to default under the terms of their debt agreements, all or part of these assets could be put at risk dependent upon the then existing facts and circumstances. The Company would evaluate the recoverability of these assets as circumstances warrant.

                             CAREMATRIX CORPORATION

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

5.    DEBT REFINANCING

    During the quarter ended June 30, 1999, the Company refinanced certain mortgage debt assumed in the SeniorCare acquisition. The new loans have an aggregate principal amount of $38.0 million and bear interest at 7.53%. The loans mature June 2009 and payments of principal and interest began in July 1999. The proceeds from the loan were used primarily for working capital. In connection with the refinancing, the Company reduced goodwill by approximately $1.5 million, which represents the net excess of the fair value of the debt retired over its historical cost basis.

    During the quarter ended March 31, 1999, the Company refinanced certain mortgage debt assumed in the SeniorCare acquisition. The new mortgage has a principal amount of $16.7 million, bears interest at 30 day LIBOR plus 3% and matures January 31, 2002. Interest payments are due monthly and began in March 1999. The proceeds from the loan were used primarily to complete the acquisition of SeniorCare and to repay the existing mortgage.

                             CAREMATRIX CORPORATION

6.    EARNINGS PER SHARE

    Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per share."

                                                             THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                             --------------------------------------
BASIC LOSS PER SHARE                                             LOSS         SHARES      PER SHARE
--------------------                                         ------------   -----------   ---------
Loss available to common shareholders......................  $(1,214,178)   17,841,297     $(0.07)
  Effect of dilutive securities:
    Stock options and warrants.............................           --            --         --
    6.25% Convertible Debentures...........................           --            --         --
    Conversion of preferred stock..........................           --            --         --
                                                             -----------    ----------     ------
Diluted loss per share.....................................  $(1,214,178)   17,841,297     $(0.07)
                                                             ===========    ==========     ======

                                                              NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                             --------------------------------------
BASIC EARNINGS PER SHARE                                       EARNINGS       SHARES      PER SHARE
------------------------                                     ------------   -----------   ---------
Earnings available to common shareholders..................  $10,990,544    17,930,581     $ 0.61
  Effect of dilutive securities:
    Stock options and warrants.............................           --       145,288         --
    6.25% Convertible Debentures...........................           --            --         --
    Conversion of preferred stock..........................           --            --         --
                                                             -----------    ----------     ------
Diluted earnings per share.................................  $10,990,544    18,075,869     $ 0.61
                                                             ===========    ==========     ======

                                                              THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                              -------------------------------------
BASIC EARNINGS PER SHARE                                       EARNINGS       SHARES      PER SHARE
------------------------                                      -----------   -----------   ---------
Earnings available to common shareholders...................  $4,937,234    17,670,260      $0.28
  Effect of dilutive securities:
    Stock options and warrants..............................          --       351,266         --
    6.25% Convertible Debentures............................   1,060,156     3,982,684         --
                                                              ----------    ----------      -----
Diluted earnings per share..................................  $5,997,390    22,004,210      $0.27
                                                              ==========    ==========      =====

                                                              NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                             --------------------------------------
BASIC EARNINGS PER SHARE                                       EARNINGS       SHARES      PER SHARE
------------------------                                     ------------   -----------   ---------
Earnings available to common shareholders..................  $12,452,959    17,571,062      $0.71
  Effect of dilutive securities:
    Stock options and warrants.............................           --       452,231         --
    8.5% Convertible Debentures............................       12,961        23,704         --
                                                             -----------    ----------      -----
Diluted earnings per share.................................  $12,465,920    18,046,997      $0.69
                                                             ===========    ==========      =====

7.    COMMON STOCK

    In February 1999, the Company announced that its Board of Directors authorized a share repurchase program of up to one million shares of its outstanding common stock from time to time in open market transactions. As of September 30, 1999, the Company had repurchased 191,400 shares at an average price

                             CAREMATRIX CORPORATION

7.    COMMON STOCK (CONTINUED)

of $15.59. Pending resolution of the Company's review of strategic alternatives (see Note 8), the Company has suspended purchases under the program.

    In April 1999, the Company was approved to be listed on the Nasdaq Stock Market. The Company's common stock began trading under the symbol "CMDC" on April 23, 1999.

8.  STRATEGIC ALTERNATIVES

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

    During the quarter ended September 30, 1999, as part of its evaluation of strategic alternatives, the Company terminated approximately 30 projects in its development pipeline as a result of both Chancellor's inability to obtain adequate financing to continue developing these projects and the Company's decision to discontinue projects in markets where competitive factors have resulted in slower than expected facility fill rates and overbuilding. The balance of outstanding development fees receivable on these projects at September 30, 1999, was $5.9 million, which amount Chancellor has agreed to pay. The Company expects that Chancellor's inability to obtain financing to sustain its development pipeline and the competitive factors noted above will continue to adversely impact the Company's financial position, results of operations, and cash flows for the foreseeable future.

    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company also assessed the recoverability of its long-lived assets by comparing anticipated discounted future cash flows with the carrying value of the related assets. As a result of this assessment, the Company recorded a charge of $3.1 million to write down the value of various third-party investments and notes to their expected net realizable value. This amount has been reflected in Restructuring and Other Charges in the Consolidated Statement of Earnings.

    As a result of the reduction in the Company's development pipeline, the Company also restructured its corporate overhead by eliminating development positions in markets where the Company will no longer be developing projects. The Company also initiated a program to reduce overall corporate overhead due to the reduced growth plans. The costs associated with these reductions in personnel, including severance and related benefits, approximated $0.6 million and have been included in Restructuring and Other Charges on the Consolidated Statement of Earnings. There can be no assurance that the savings produced by the reduction in overhead will completely offset the revenue lost due to the reduction in the development pipeline.

                             CAREMATRIX CORPORATION

9.  LITIGATION

    The Company and each of its directors have been named as defendants in a class action lawsuit filed in the Court of Chancery of the State of Delaware for New Castle County. This class action was filed by the Howard Gunty Profit Sharing Plan on August 18, 1999. The complaint alleges that the defendants are engaged in a course of conduct that constitutes a breach of their fiduciary and other common law duties to the public shareholders of the Company. Specifically, the complaint alleges that the defendants are preparing to execute a management-led buy-out or other strategic alternatives that would be unfair to the public shareholders of the Company. Plaintiffs seek an injunction preventing any such buy-out or, in the event that such a buy-out is consummated, an order from the court setting it aside. Plaintiffs also seek damages and costs of an unspecified amount.

    The Company and five of its officers and directors have been named as defendants in seven class action lawsuits filed in the United States District Court for the District of Massachusetts, one filed by Jonathan Polansky on November 3, 1999, another filed by the Howard Gunty Profit Sharing Plan on November 5, 1999, another filed by Michael E. Glass on November 5, 1999, another filed by John P. Delmonico on November 5, 1999, another filed by James Cosentino on November 5, 1999, another filed by Miriam Nathan on November 5, 1999 and another filed by Patti Lisa on November 5, 1999. The complaints all make substantially the same claims. Each complaint alleges that defendants violated the federal securities laws by making material misstatements and omissions in certain of the Company's public filings and statements during 1998 and 1999. Specifically, the complaints allege that such statements and omissions had the effect of artificially inflating the market price for the Company's common stock until the disclosure by the Company on October 7, 1999 of its expectation that results for the third quarter and for the full year were not likely to meet analysts' consensus anticipated levels. Damages are unspecified.

    A subsidiary of the Company (the "Subsidiary") has been named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, County of Nassau. This lawsuit was filed on October 26, 1999 in the name of Great Neck Holding, LLC and the Mayfair at Glen Cove, LLC, the Owners of two senior housing facilities located in Long Island. The amended complaint alleges that the Subsidiary has breached its duties under certain management agreements covering the two facilities. The plaintiffs seek an accounting by the Subsidiary as to all funds received and expended by it with respect to the facilities covered by the management agreements, as well as damages of at least $1,000,000 and costs. In addition, the plaintiffs are seeking injunctive relief, preventing the Subsidiary from entering the subject properties or otherwise interfering with the plaintiffs' operation of the subject properties. The Subsidiary has filed a lawsuit in the same court against plaintiffs and another entity and two individuals who acted to allegedly terminate the Subsidiary as Manager without notice or cause as required under the management agreements. The complaint in the Subsidiary's action seeks to enjoin those parties from taking any further action to terminate the management agreements, as well as damages and costs. The Subsidiary has also sued the company allegedly hired to replace the Subsidiary as Manager, for tortiously interfering with the Subsidiary's rights and performance of its obligations under the management agreements. That action was filed in the United States District of New York. The complaint in this lawsuit seeks damages, costs, and injunctive relief.

    The Company believes it has meritorious defenses to each of the actions described above and intends to vigorously defend each such action. The Company does not currently expect the outcome of any of the litigation, referenced above, to have a material adverse impact on its financial position, results of operations and cash flows.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a provider of assisted living services to the elderly. At September 30, 1999, the Company operated 61 facilities in 18 states with a capacity of approximately 7,400 units. Of the facilities, 32 are owned/leased, and 29 are managed. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

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

    - risks related to the Company's ability to attract and retain key personnel; and

    - risks related to the ability of the Chancellor Entities' (the entities that own a majority of the facilities the Company develops and operates) to obtain adequate financing to fund the facilities during start-up and any equity needed, including cash for operating losses, to meet bank covenants, and to fund any amounts owed to the Company. Any inability to do so, or any default by Chancellor under its debt obligations, could have a material adverse effect on the Company's financial position, results of operations, and cash flows (see Notes 1 and 3 and Note 13 of the Notes to Consolidated Financial Statements in the Company's Annual Report on
      Form 10K for the year ended December 31, 1998). As used herein "Chancellor" or "Chancellor Entities" refer to Chancellor Senior Housing Group, Inc., Abraham D. Gosman (Chief Executive Officer and Chairman of the Board of the Company) or companies in which Mr. Gosman and certain current and former members of the Company's senior management exercise significant control.

    All references to "Notes" contained herein refer to Notes to Consolidated Financial Statements in this Form 10-Q, unless otherwise specified.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THE QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THE QUARTER ENDED
  SEPTEMBER 30, 1998

    REVENUES. Resident operations revenue increased by $11.2 million for the third quarter of 1999 compared to the same period in 1998. The increase is comprised principally of revenue from facilities leased or owned for less than one year, including $6.0 million from seven facilities acquired in the SeniorCare Group, Ltd. ("SeniorCare") acquisition (see Note 3 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998), less a decrease in fees related to management contracts and other services as a result of the decrease in the total number of facilities under construction and in operation. Included in resident operations revenue in the third quarter of 1999 is $2.7 million earned from marketing and management services provided to facilities under construction per the terms of existing development agreements compared to $3.0 million in the third quarter of 1998.

    As described in Note 3, during 1999 the Company amended existing management contracts with certain Chancellor Entities to increase its base management fees. The impact of this change increased revenue during the quarter by $0.4 million.

    The Company's comparable nursing home revenue declined $1.8 million during the third quarter of 1999 primarily due to the impact of the implementation of the Medicare prospective payment system ("PPS"). Under the terms of the Company's existing leases, it has been indemnified by the various Chancellor Entity lessors for this change in governmental regulations. Included in facility operating expenses is a credit of $1.2 million, which represents the reimbursement for lost revenue due to PPS, to reflect the impact of these indemnification agreements.

    Development fee income was $2.2 million in the third quarter of 1999 versus $6.4 million in the same period in 1998. The decline in revenue is due to the termination of approximately 30 facilities in the Company's development pipeline (see Note 8). Included in development fee income during the quarter ended September 30, 1999, is a net gain of $2.1 million in development profits from the sale of development rights related to the Company's interest in certain phases of a campus community in New York. The gain is net of a $1.8 million charge which represented the unamortized purchase price of these rights.

    FACILITY EXPENSES. Facility operating expenses were $29.0 million in the third quarter of 1999 compared to $20.8 million in the same period of 1998, an increase of $8.2 million. The increase is primarily due to operating expenses from facilities leased or owned less than one year.

    Facility lease expense was $5.1 million in the third quarter of 1999 compared to $4.3 million in the same period in 1998. The increase of $0.8 million is primarily due to facilities leased less than one year.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5.1 in the third quarter of 1999 compared to $4.8 million in the comparable period in 1998. As a percentage of operating revenue, general and administrative expenses in the third quarter of 1999 decreased to 10.9% from 12.0% in the third quarter of 1998. The increase in expenses is primarily due to salary and benefits expenses as a result of the Company's growth. General and administrative expenses in the third quarter of 1999 do not reflect the full impact of the reductions in corporate overhead (see Note 8).

    RESTRUCTURING AND OTHER CHARGES. Restructuring and other charges includes $3.1 million from the write-down of certain long-lived assets to their estimated net realizable value and $0.6 million of severance and related benefits due to the restructuring of corporate overhead (see Note 8).

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the third quarter of 1999 increased $1.3 million compared to the same period in 1998. The increase is due primarily to $0.9 million

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of depreciation from facilities open less than one year and $0.3 million from the amortization of other intangible assets.

    INTEREST AND OTHER INCOME AND INTEREST EXPENSE. Interest and other income for the third quarter of 1999 was $0.7 million compared to $2.0 million for the same period in 1998. Included in other expense in the third quarter of 1999 is a $0.8 million charge which reflects the decrease in the fair market value of the Company's investment in a limited partnership (see Note 3). Also included in interest and other income is $0.3 million which reflects the Company's share of income received under the terms of an interest rate swap agreement with a third party. The decrease in interest income is due to lower average cash balances during 1999 compared to 1998. Interest expense for the third quarter of 1999 increased to $3.8 million from $2.2 million for the same period in 1998. The increase is primarily due to incremental interest expense of $1.2 million from SeniorCare debt assumed or refinanced and $0.5 million from borrowings under the line of credit.

    INCOME TAXES. The Company's effective tax rate during the third quarter of 1999 was 39.5% compared to 41.0% in 1998. The decrease in the effective tax rate is due to the expected reduction in the effective state tax rate to 4.5% for 1999 from 6.5% for 1998.

THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED
  SEPTEMBER 30, 1998

    REVENUES. Resident operations revenue increased by $49.3 million for the nine months ended September 30, 1999, compared to the same period in 1998. The increase is comprised principally of revenue from facilities leased or owned for less than one year, including $21.3 million from seven facilities acquired in the SeniorCare acquisition, and from fees related to management contracts and other services as a result of the increase in the average number of facilities under construction and in operation. Included in resident operations revenue in the nine months ended September 30, 1999, is $9.7 million earned from marketing and management services provided to facilities under construction per the terms of existing development agreements compared to $6.6 million in the comparable period in 1998.

    As described in Note 3, the Company amended existing management contracts with certain Chancellor Entities to increase its base management fees. The impact of this change increased revenue during the nine months ended September 30, 1999 by $1.1 million.

    The Company's comparable nursing home revenue declined $4.4 million or 14.0% during the nine months ended September 30, 1999, primarily due to the impact of the implementation of PPS. Under the terms of the Company's existing leases, it has been indemnified by the various Chancellor Entity lessors for this change in governmental regulations. Included in facility operating expenses is a credit of $4.0 million, which represents the reimbursement for lost revenue due to PPS, to reflect the impact of these indemnification agreements.

    Development fee income was $16.4 million during the nine months ended September 30, 1999 versus $18.3 million in the same period in 1998. The decrease in revenue is primarily due to the termination of approximately 30 projects in the Company's development pipeline (see Note 8). Included in development fee income during the nine months ended September 30, 1999, is a net gain of $2.1 million in development profits from the sale of development rights related to the Company's interest in certain phases of a campus community in New York. The gain is net of a $1.8 million charge which represented the unamortized purchase price of these rights.

    FACILITY EXPENSES. Facility operating expenses for the first nine months of 1999 increased by $30.6 million compared to the same period in 1998. The increase is due primarily to operating expenses from facilities leased or owned less than one year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Facility lease expense was $15.2 million in the first nine months of 1999 compared to $12.0 million in the same period in 1998. The increase of $3.2 million is primarily due to facilities leased less than one year.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first nine months of 1999 increased to $15.4 million from $14.3 million in the same period of 1998. As a percentage of operating revenue general and administrative expenses in the first nine months of 1999 declined to 10.2% from 13.8% in the first nine months of 1998. The increase in expense is primarily due to an increase in salary and benefits expenses as a result of the Company's growth.

    RESTRUCTURING AND OTHER CHARGES. Restructuring and other charges includes $3.1 million from the write-down of certain long-lived assets to their estimated net realizable value and $0.6 million of severance and related benefits due to the restructuring of corporate overhead (see Note 8).

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first nine months of 1999 increased $4.4 million compared to the same period in 1998. The increase is due primarily to $3.1 million of depreciation from facilities open less than one year and $0.9 million from the amortization of other intangible assets.

    INTEREST AND OTHER INCOME AND INTEREST EXPENSE. Interest income for the first nine months of 1999 was $4.3 million compared to $6.5 million for the same
period in 1998.   The decrease in interest income is due to lower average cash balances during 1999 compared to 1998. Interest expense for the first nine months of 1999 increased to $11.0 million from $5.9 million for the same period in 1998. The increase is primarily due to incremental interest expense of $3.5 million from SeniorCare debt assumed or refinanced and $1.5 million from borrowings under the line of credit.

    INCOME TAXES. The Company's effective tax rate during the first nine months of 1999 was 39.5% compared to 41.0% in 1998. The decrease in the effective tax rate is due to the expected reduction in the effective state tax rate to 4.5% for 1999 from 6.5% for 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and restricted cash at September 30, 1999 were $11.6 million compared to $50.5 million at December 31, 1998, a decrease of $38.9 million.

    Cash used by operations was $15.3 million in the first nine months of 1999. This is comprised of $21.4 million of net earnings before depreciation and amortization and restructuring charges offset by a $29.5 million increase in accounts receivable, primarily from new facilities in development and operation, and a $7.2 million increase in other working capital items.

    Cash used in investing activities was $28.2 million in the first nine months of 1999 compared to a use of $165.8 million for the same period in 1998. The use of cash was due to $5.8 million used to complete the SeniorCare acquisition (see
Note 4), $24.1 million used for prepaid rent, lease commitment fees, and cash flow rights for 15 facilities (see Note 3), $4.2 million for an investment in a limited partnership (see Note 3). $3.5 million in additions to property and equipment, $2.0 million used to purchase the development and management rights to a senior community, $4.0 million used for the purchase of or investment in two parcels of land (see Note 3), $1.7 million for the rights to receive future cash flow distributions related to development projects (see Note 3), and $2.4 million used for purchase deposits on four parcels of land. The Company received $19.4 million from the return of cash held in a cash collateral account (see Note 2).

    Cash flows provided by financing activities were $24.5 million in the first nine months of 1999 compared to $12.6 million for the same period in 1998. The increase is due primarily to $26.0 million of net

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

proceeds from various mortgage refinancings (see Note 5) and a $4.0 million increase in borrowings under the line of credit (see Note 9 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998), partially offset by $3.0 million used to repurchase the Company's common shares on the open market (see Note 7) and $2.6 million of debt repayments, which includes $0.8 million related to assets held for sale (see Note 5 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended
December 31, 1998).

    The Company will require resources in the future to fund the planned acquisition and development of additional assisted living, independent and supportive independent and extended care facilities as well as its working capital requirements. The Company expects to partially fund these resource requirements with its cash on hand, borrowings under its $35.0 million line of credit (of which $7.1 million was available for general corporate purposes at September 30, 1999) as well as related party or third-party financing of facilities to be developed. Furthermore, the Company intends to seek bank borrowings and other debt or equity financings to provide additional sources of capital in the future (see Note 8).

    Although Chancellor continues to seek additional sources of capital to finance its development pipeline, there can be no assurance that it will be successful in doing so. If Chancellor cannot obtain adequate capital or reduces the number and/or size of the projects in its development pipeline, then the Company's development fee revenue will decline. Currently, the Company expects that its development fee revenue will continue to decline in the fourth quarter of 1999 and for the foreseeable future.

    As of September 30, 1999, the net receivable due from Chancellor Entities was $40.8 million. The ability of the Chancellor Entities to pay a significant portion of this amount is primarily dependent upon the successful consummation of proposals being negotiated as part of the Company's evaluation of strategic alternatives (see Note 8). There can be no assurance that a satisfactory conclusion to the above-referenced negotiations, as they relate to the receivables, will be reached. If a satisfactory conclusion to the negotiations is not reached, then the Company would at that time evaluate the collectibility of these receivables and take the appropriate action, which could include write-downs to the value of certain of these assets. This action could have a material adverse impact on the Company's financial position, results of operations, and cash flows, and could result in the Company being in default of certain debt covenants contained in its line of credit (see Note 9 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

    At September 30, 1999, the Company also has approximately $42.0 million of long-term assets, including lease acquisition, lease deposits, and prepaid rent, which relate to Chancellor facilities or properties which are encumbered by debt. If the related Chancellor Entities were to default under the terms of their debt agreements, all or part of these assets could be out at risk dependent upon the then existing facts and circumstances. The Company would evaluate the recoverability of these assets as circumstances warrant.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

    The Company has completed the planning and awareness and systems inventory phases of the program. The assessment and correction phases are scheduled to be completed in the fourth quarter of fiscal 1999. In April 1999, the Company completed the upgrade of its general ledger system so that it is now Year 2000 compliant. The Company has begun the process of assessing the risk of supplier readiness, and in selected cases will review the preparedness of individual suppliers for the Year 2000 problem. The Company currently expects that it will not complete this process before December 31, 1999.

    The Company currently estimates the cost of the Year 2000 program will approximate $200,000, with a range of plus or minus twenty-five percent. The Company's corporate personnel who directly oversee functions at the facility level will also assist in the Year 2000 program as part of their regular duties. This is expected to help reduce Year 2000 costs. All costs, except long-lived assets, are expenses as incurred. These costs include the costs of outside consultants, systems replacements, and other equipment requirements. The costs incurred to date are not material.

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

    As the correction phase of the program is addressed in late 1999, the Company expects to have developed contingency plans, which would augment existing contingency plans, for the then current risks.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company and five of its officers and directors have been named as defendants in seven class action lawsuits filed in the United States District Court for the District of Massachusetts, one filed by Jonathan Polansky on November 3, 1999, another filed by the Howard Gunty Profit Sharing Plan on November 5, 1999, another filed by Michael E. Glass on November 5, 1999, another filed by John P. Delmonico on November 5, 1999, another filed by James Cosentino on November 5, 1999, another filed by Miriam Nathan on November 5, 1999, and another filed by Patti Lisa on November 5, 1999. The complaints all make substantially the same claims. Each complaint alleges that defendants violated the federal securities laws by making material misstatements and omissions in certain of the Company's public filings and statements during 1998 and 1999. Specifically, the complaints allege that such statements and omissions had the effect of artificially inflating the market price for the Company's common stock until the disclosure by the Company on October 7, 1999 of its expectation that results for the third quarter and for the full year were not likely to meet analysts' consensus anticipated levels. Damages are unspecified.

    The Company and each of its directors have been named as defendants in a class action lawsuit filed in the Court of Chancery of the State of Delaware for New Castle County. This class action was filed by the Howard Gunty Profit Sharing Plan on August 18, 1999. The complaint alleges that the defendants are engaged in a course of action that constitutes a breach of their fiduciary and other common law duties to the public shareholders of the Company. Specifically, the complaint alleges that the defendants are preparing to execute a management-led buy-out or other strategic alternatives that would be unfair to the public shareholders of the Company. Plaintiffs seek an injunction preventing any such buy-out or, in the event that such a buy-out is consummated, an order from the court setting it aside. Plaintiffs also seek damages and costs of an unspecified amount.

    A subsidiary of the Company (the "Subsidiary") has been named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, County of Nassau. This lawsuit was filed on October 26, 1999 in the name of Great Neck Holding, LLC and The Mayfair at Glen Cove, LLC, the Owners of two senior housing facilities located in Long Island. The amended complaint alleges that the Subsidiary has breached its duties under certain management agreements covering the two facilities. The plaintiffs seek an accounting by the Subsidiary as to all funds received and expended by it with respect to the facilities covered by the management agreements, as well as damages of at least $1,000,000 and costs. In addition, the plaintiffs are seeking injunctive relief, preventing the Subsidiary from entering the subject properties or otherwise interfering with the plaintiffs' operation of the subject properties. The Subsidiary has filed a lawsuit in the same court against plaintiffs and another entity and two individuals who acted to allegedly terminate the Subsidiary as Manager without notice or cause as required under the management agreements. The complaint in the Subsidiary's action seeks to enjoin those parties from taking any further action to terminate the management agreements, as well as damages and costs. The Subsidiary has also sued the company allegedly hired to replace the Subsidiary as Manager, for tortiously interfering with the Subsidiary's rights and performance of its obligations under the management agreements. That action was filed in the United States District Court for the Eastern District of New York. The complaint in this lawsuit seeks damages, costs, and injunctive relief.

    The Company is a party to other litigation in the ordinary course of business. The Company does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

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

Dated: November 15, 1999