Form 10-K
period 1999-12-31
CAREMATRIX CORP
filed 2000-07-05
CIK 879969

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1999.

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
       Title of each class                         on which registered
       -------------------                         -------------------
       Common Stock, Par Value $.05                       Nasdaq

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      On April 7, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $9,743,621. As of April 7, 2000, there were outstanding 18,476,789 shares of registrant's Common Stock, $0.05 par value.

                        --------------------------------

================================================================================

                                     PART I

ITEM 1. BUSINESS

Overview

      CareMatrix Corporation (the "Company") (formerly known as The Standish Care Company, Inc.) is a provider of assisted living and other long-term care services. At December 31, 1999, the Company operated 47 facilities in 14 states with a capacity of 5,569 units. Of these facilities, 13 are owned, 20 are leased or operated under long-term management agreements and 14 are managed. Currently, the Company has four facilities under construction. The Company does not currently plan to develop any additional facilities at this time other than those in which it has a contractual obligation to do so. The Company's strategy is to provide a full range of assisted living and other long-term care and related services across a range of pricing options.

      The Company was incorporated in Delaware in October 1989. On October 4, 1996, twelve wholly-owned subsidiaries of the Company were merged into twelve corporations (the "CareMatrix Affiliates"), owned primarily by Abraham, Andrew and Michael Gosman (the "Merger"). The stockholders of CareMatrix Affiliates received approximately 92% of the outstanding shares of Common Stock of the Company. The managements of the Company and the CareMatrix Affiliates determined that a merger of their companies would result in a stronger enterprise with greater potential for expansion. Furthermore, they believed that the Merger would combine a strong base of existing facilities in attractive markets with a large number of facilities under development or construction, strengthen the senior management team and improve the Company's access to equity and debt capital. On October 14, 1996, the Company changed its name to CareMatrix Corporation. The Merger was accounted for as a reverse acquisition, whereby the CareMatrix Affiliates were treated as the acquiror for accounting purposes.

      The Company's principal place of business is 197 First Avenue, Needham, Massachusetts 02494 and its telephone number at that address is (781) 433-1000. Unless otherwise indicated herein or required by the context, references to the "Company" include its subsidiaries.

Restatement of Historical Financial Statements

      On June 19, 2000, the Company announced that after consultation with its independent auditors it would restate its financial statements as of and for the year ended December 31, 1998 and for the fiscal quarters beginning March 31, 1998, through September 30, 1999.

      The restatement resulted primarily from a modification in the accounting for certain development, management, and lease agreements with Chancellor Senior Housing Group, Inc. and a third-party. This resulted in the Company reversing certain development fees recorded in prior periods and recording deferred revenue for the cash received from the respective development agreements, recognizing the start-up losses and/or operating activities of the facilities related to these agreements, capitalizing certain lease agreements, and consolidating, for accounting purposes only, certain Chancellor Entities which the Company is developing. The effect of these adjustments as of and for the year ended December 31, 1998 is summarized in the chart below.

                                                             Management/
                                                                Lease                       Cumulative
                             Historical                      Agreement(2)                   effect of                    Restated
                            December 31,                      accounting      Capital       accounting    Income Tax    December 31,
                                1998       EITF97-10(1)      combination      lease(2)       change(1)      effect          1998
                            ------------  --------------    -------------    -----------    ----------    ----------    ------------
Current assets              $101,940,220   ($5,757,673)      ($3,555,657)       $260,367    ($913,566)    $2,081,370     $94,055,061
Long-term assets            $247,706,227   $23,796,269                       $17,110,080                  $1,960,408    $290,572,984
Current liabilities          $28,473,153                                      $1,782,741    ($374,562)   ($3,127,050)    $26,754,282
Long-term debt              $186,753,053   $26,964,663                       $20,638,587                    ($19,540)   $234,336,763
Shareholders' equity        $134,420,241   ($8,926,067)      ($3,555,657)    ($5,050,881)   ($539,004)    $7,188,368    $123,537,000

Revenue                     $146,918,478   ($8,922,019)      ($3,555,657)     $1,520,539                                $135,961,341
Operating expenses          $116,211,810        $4,048                        $5,429,347                                $121,645,205
Other expoense, net              $81,259                                      $1,142,073                                  $1,223,332
Earnings before tax and
   cumulative effect of
   accounting change         $30,625,409   ($8,926,067)      ($3,555,657)    ($5,050,881)                                $13,092,804
Income taxes                 $12,556,418                                                                 ($7,188,368)     $5,368,050

(1) See Footnote 2 of Notes to Consolidated Financial Statements.
(2) See Footnote 7 of Notes to Consolidated Financial Statements.

      The overall effect of the restatement on net earnings (loss) and net earnings (loss) per share in each of the periods subject to the restatement is as follows:

                                      As Previously Reported                            As Restated
                                                   Net earnings (loss)                      Net earnings (loss)
                                                       per share           Net earnings          per share
                           Net earnings (loss)      Basic      Diluted        (loss)         Basic      Diluted
                           -------------------     -------     -------     ------------     -------     -------
Quarter ended 3/31/98           $3,365,190          $0.19        $0.19      $1,115,096       $0.06       $0.06
Quarter ended 6/30/98           $4,150,535          $0.23        $0.23      $1,712,501       $0.10       $0.09
Quarter ended 9/30/98           $4,937,234          $0.28        $0.27      $2,082,896       $0.12       $0.12
Quarter ended 12/31/98          $5,605,982          $0.31        $0.30      $2,265,207       $0.13       $0.12
Year ended 12/31/98            $18,058,941          $1.02        $0.99      $7,175,700       $0.41       $0.40
Quarter ended 3/31/99           $5,895,841          $0.33        $0.32      $1,653,828       $0.09       $0.09
Quarter ended 6/30/99           $6,308,881          $0.35        $0.34      $  979,821       $0.05       $0.05
Quarter ended 9/30/99          ($1,214,178)        ($0.07)      ($0.07)    ($3,728,490)     ($0.21)     ($0.21)

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

      Supply/Demand Imbalance. Many factors had led to expansive development and overbuilding in the assisted living industry over the last two years. The Company's management feels that within the next two years, demand will catch up with supply. Currently the Company's focus is on achieving stabilized occupancy for all communities it owns, leases or manages.

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

      Provide Services Across a Range of Pricing Options. In addition to providing a broad range of services, the Company believes it will eventually be able to serve nearly all income segments of the senior population by providing these services over a range of pricing options. The Company provides these services to both the moderate and upper income markets.

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

      Develop Regional Cluster Markets. The Company targets middle to upper income metropolitan and suburban areas which have well-established populations of persons 75 years or older. The Company currently has cluster markets in Connecticut, Florida, Massachusetts, New Jersey, and New York.

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

Unit Mix and Size

      The Company has conducted extensive consumer market research in most of its markets. In response to that research, the Company designed most of its buildings with a wider range of apartment styles than more traditional assisted living providers. Many assisted living providers offer predominately one room studio apartments. While the Company focuses on providing a high level of health care related to supportive services, our research suggests that potential residents are reluctant to sacrifice their privacy and sense of choice. For this reason we have designed most of our buildings to offer a mix of studio, one bedroom and two bedroom apartments. In addition, our studio apartments tend to be larger than those of most traditional providers. We believe that this approach will prove to be more effective in marketing, maximizing revenue and enhancing resident satisfaction.

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

      Marketing. The Company's marketing efforts are implemented on a regional and local level, all under the supervision of the corporate marketing staff. This structure provides greater cost effectiveness through cost sharing and ensures a consistency in the presentation of the Company to the various regional market places. These efforts are intended to create awareness of the Company and its services among prospective residents, their families, professional referral sources and other key decision makers. The corporate marketing office develops overall strategies to promote the Company and its service offerings throughout the markets in which the Company is currently operating. The corporate marketing staff conducts regional and local market surveys of age and income-qualified seniors to help ensure that the Company is meeting the needs and demands of that marketplace. To further both market awareness of the Company by prospective residents and to more accurately assess the needs and demands of seniors, the Company conducts regional focus groups. Corporate personnel develop the overall marketing strategies for each facility, produce all marketing materials, maintain marketing databases, oversee direct mailings, place all media advertising and support facility personnel in the initial development and continuing implementation of marketing plans and sales for each facility.

Facilities

      Three basic designs have been developed for the Company's facilities: (i) the stand-alone assisted living facility; (ii) the combined assisted living/supportive independent living facility, and/or with an attached Alzheimer's wing; and (iii) the stand-alone Alzheimer's care facility. The unit wings of the combined facilities are designed in a modular fashion which allows for modification of the size of the facility in increments of 12 units. This modular design allows for greater development flexibility and encourages social interaction. The residential wings are accented by a large living room centrally located and adjacent to elevators on each floor. The Alzheimer's care facility design is generally smaller than the Company's other facility designs to accommodate the cognitive limitation and needs of the residents and closer, more supportive care programs.

      The Company occupies executive offices located in Needham, Massachusetts under a lease expiring in 2001.

Development and Acquisition

      Development Activities. Although the Company is not currently pursuing additional development projects, with respect to properties that it did develop, the Company coordinated all aspects of each project, including obtaining the final permits and approvals, design, construction and capital budgeting.

      Generally, the Company entered into development agreements whereby construction financing was obtained by the related or third parties. The Company expects that risks related to construction and the initial operation of the facilities will be borne primarily by related or third parties. The Company enters into management agreements with these parties either at the time of property acquisition or upon completion of the construction of such facilities or upon acquisition of completed facilities. These management agreements generally are for a 10 year period, with annual fees approximating 5% of net revenues. The Company may also enter into fair market value leases (which will be a negotiated percentage of total project costs) for a fifteen-year initial term with two to four five-year fair market value renewal options. The Company expects to enter into leases at such time as the facilities reach profitability. The related party may sell some of the developed facilities. Any such sale would be subject to any management, lease, or purchase terms already in place.

      The Company expects to enter into long-term management agreements for most developed facilities. These agreements will generally be for a 15 year period with up to three five-year options. Such options normally may only be exercised if the facility has achieved positive cash flow for the three fiscal years immediately prior to the lease extension. The management fee will generally equal the greater of $20,000 per month or 5% of net revenues plus incentive management fees based on the net cash flow from the facilities. Under these agreements, the manager is responsible for all expenses related to the operations of the facility other than debt service and is reimbursed for such costs.

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

      Acquisition Activities. In September 1998, the Company completed the acquisition of six operating facilities and three development sites facilities ("SeniorCare") on Long Island, New York, from various affiliated individuals (the "Sellers"). The acquisition of a tenth facility, located in New Jersey, was completed in January 1999 upon receiving the necessary licenses. Including the New Jersey facility, the acquisition price consisted of approximately $105.7 million in cash and $4.1 million in future payments, 400,000 stock options of the Company, and the assumption of approximately $44.2 million in debt. In addition, the Company entered into an arrangement whereby the Sellers have the right to put to the Company and the Company has the right to buy from the Sellers beginning September 2001 certain pharmacy and home health companies for the greater of $8.0 million or eight times net earnings before income taxes for a specified period prior to closing.

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

      The Company expects that state Medicaid and Medicare reimbursement programs will constitute an additional source of future revenues at its skilled nursing and rehabilitation centers. Medicaid programs typically provide for fixed rate payment to health care providers. Providers must accept reimbursement from Medicaid as payment in full for all covered services rendered to Medicaid patients. Medicare is a federally-funded and administered health insurance program that provides coverage for a wide range of health care services, including intensive rehabilitation, skilled nursing and certain related medical services. With respect to skilled nursing and rehabilitation, Medicare is currently a prospective payment system in which each facility receives payment during the year based upon standardized per diem rates. There can be no assurance that either Medicaid or Medicare will pay rates that recognize all of the Company's costs of providing services to residents covered by those programs.

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

Employees

      As of December 31, 1999, the Company had approximately 2,400 full-time employees. In addition, administrators of certain managed facilities, while not employees of the Company, are under the supervision of the Company. None of the Company's employees is represented by a union. The Company considers its employee relations in general to be good. Although the Company believes it is able to employ sufficiently skilled personnel to staff the facilities it operates or manages, a shortage of skilled personnel in any of the geographic areas in which it operates could adversely affect both the Company's ability to recruit and retain qualified employees and its operating expenses.

ITEM 2. PROPERTIES

      The following table sets forth certain information regarding facilities owned, leased or managed by the Company at December 31, 1999.

                                                                                                            Resident
                   Facility                              Location              Care Level                   Capacity
--------------------------------------------------------------------------------------------------------------------
OWNED/LEASED

Arizona
  Desert Amethyst (2)                                    Peoria              Assisted Living/
                                                                             Independent Living                 250
  Inn at the Amethyst (2)                                Peoria              Assisted Living/
                                                                             Independent Living                  81
Connecticut
  Laurelwood Rehab and Skilled Nursing Center (2)        Ridgefield          Skilled Nursing                    126
  Westfield Court (2)                                    Stamford            Independent Living                 167
  Stony Brook Court (2)                                  Darien              Assisted Living/                    86
                                                                             Independent Living
Florida
  Bailey Village (3)                                     Gainesville         Assisted Living                     72
  Brazilian Court (4)                                    Palm Beach          Senior Residential Hotel           101
  Forest Trace at Inverrary (2) (6)                      Lauderhill          Assisted Living/                   386
                                                                             Independent Living
  Gardens Court (2)                                      Palm Beach          Skilled Nursing                    120
                                                         Gardens
  Chancellor Park at Jensen Beach (4)                    Stuart              Assisted Living/                   148
                                                                             Supportive Living
  Chancellor Park at Deer Creek (4)                      Deerfield           Assisted Living/                   128
                                                                             Alzheimer's Care
  Chancellor Park at Boynton Beach (4)                   Aberdeen            Assisted Living/                   148
                                                                             Independent Living/
                                                                             Alzheimer's Care
Maryland
  Forest Glen (2)                                        Silver Spring       Skilled Nursing                    138

Massachusetts
  Avery Crossing (2)                                     Needham             Assisted Living                     60
  Avery Manor (2)                                        Needham             Skilled Nursing/                   142
                                                                             Alzheimer's Care
  Endicott Manor (2)                                     Dedham              Skilled Nursing/
                                                                             Alzheimer's Care                   142
New Hampshire
  Sara's Garden at Sunny Knoll (3)                       Franklin            Alzheimer's Care                    30

New Jersey
  Forrestal Skilled Nursing and Rehab Center (2)         Princeton           Skilled Nursing                    180
  Chancellor Park at The Windrows (2)                    Princeton           Assisted Living/                    83
                                                                             Alzheimer's Care
  The Fountains (3)                                      Pennsauken          Assisted Living                    161
  Park Ridge Rehab & Skilled Nursing Center (4)          Park Ridge          Skilled Nursing                    210
  Chancellor Park at Park Ridge (4)                      Park Ridge          Assisted Living                    100

New York
  Westbury (3)                                           Jericho             Assisted Living                    105
  Island Manor (3)                                       Bohemia             Assisted Living                    128
  Islandia (3)                                           Hauppage            Assisted Living                    104
  Islandia East (3)                                      Hauppage            Assisted Living                     80
  Islandia West (3)                                      Hauppage            Alzheimer's Care                    38
  Senior Plaza (3)                                       Hauppage            Assisted Living                    119
  SeniorCare at Lynbrook (3)                             Lynbrook            Assisted Living                    124
  Cambridge House on the Hudson (4)                      Ossining            Assisted Living                    112

                                                                                                            Resident
                   Facility                              Location              Care Level                   Capacity
--------------------------------------------------------------------------------------------------------------------
Virginia
  Dominion Village at Chesapeake (3)                     Chesapeake          Assisted Living/                    57
                                                                             Alzheimer's Care
  Dominion Village at Poquoson (3)                       Poquoson            Assisted Living                     48
  Dominion Village at Williamsburg (3)                   Williamsburg        Assisted Living/                    54
                                                                             Alzheimer's Care         --------------

                                                                                                              4,028
                                                                                                      --------------
MANAGED (1)

California
  Coventry Park                                          San Francisco       Assisted Living/                   169
                                                                             Alzheimer's Care
Magnolia of Millbrae (5)                                 Millbrae            Assisted Living                    158

Connecticut
  Laurel Gardens of Avon (7)                             Avon                Assisted Living                    108
  Laurel Gardens of Woodbridge (7)                       Woodbridge          Assisted Living/                    90
                                                                             Alzheimer's Care
  Laurel Gardens of Milford (7)                          Milford             Assisted Living                    107
  Laurel Gardens of Hamden (7)                           Hamden              Assisted Living                    100
  Chancellor Gardens of Southington                      Southington         Assisted Living/                    92
                                                                             Alzheimer's Care
  Chancellor Park at Laurelwood                          Ridgefield          Assisted Living                    123

Florida
  Chancellor Park at Bonita Springs                      Bonita Springs      Assisted Living/                   148
                                                                             Supportive Living
Maine
  Chancellor Gardens of Cape Elizabeth                   Cape Elizabeth      Assisted Living                     60
  Chancellor Gardens of Saco                             Saco                Assisted Living                     42

Nevada
  Chancellor Gardens of the Lakes                        Las Vegas           Assisted Living/                   128
                                                                             Alzheimer's Care
Pennsylvania
  Chancellor Park of Philadelphia                        Philadelphia        Assisted Living                    135

Utah
  Chancellor Gardens of Clearfield                       Clearfield          Assisted Living                     81
                                                                                                      --------------
                                                                                                              1,541
                                                                                                      --------------
                                                                                                              5,569
                                                                                                      ==============

--------------------------------------------------------------------------------

(1)   Management contracts typically have a term of between 5 and 15 years.
(2)   Operating lease.
(3)   100% owned by the Company.
(4) Managed under agreements in which the manager is responsible for all expenses related to the operations of the facility other than debt service and is reimbursed for such costs.
(5)   Management agreement was terminated in January 2000.
(6)   The facility was sold to a third party in March 2000.
(7) For accounting purposes, the Company treats these facilities as if a capital lease was in place.

      In addition, the Company occupies executive offices located in Needham, Massachusetts under a lease expiring in 2001.

ITEM 3. LEGAL PROCEEDINGS

      CareMatrix Corporation and five of its officers and directors have been named as defendants in fourteen class action lawsuits filed in the United States District Court for the District of Massachusetts, one filed by Jonathan Polansky on November 3, 1999, another filed by Howard Gunty Profit Sharing Plan on November 5, 1999, another filed by Michael E. Glass on November 5, 1999, another filed by John P. Delmonico on November 5, 1999, another filed by James Cosentino on November 5, 1999, another filed by Miriam Nathan on November 5, 1999, another filed by Patti Lisa on November 5, 1999, another filed by Leroy E. Schober on November 12, 1999, another filed by

Bradley Dunham on November 15, 1999, and another filed by Donald Camp, Marie Camp and Arthur Boxer on December 23, 1999, another filed by Irving Ravens on December 14, 1999, another filed by Gary A. Ryan and Michael B. London on December 3, 1999, another filed by Brock Haynes on November 22, 1999, another filed by Edward J. Oest on November 30, 1999. The complaints all make substantially the same claims. Each complaint alleges that defendants violated the federal securities laws by making material misstatements and omissions in certain of CareMatrix's public filings and statements during 1998 and 1999. Specifically, the complaints allege that such statements and omissions had the effect of artificially inflating the market price for CareMatrix's common stock until the disclosure by CareMatrix on October 7, 1999 of its expectation that results for the third quarter and for the full year were not likely to meet analysts' consensus anticipated levels. Damages are unspecified.

      CareMatrix and each of its directors have been named as defendants in a class action lawsuit filed in the Court of Chancery of the State of Delaware for New Castle County. This class action was filed by the Howard Gunty Profit Sharing Plan on August 18, 1999. The complaint alleges that the defendants are engaged in a course of action that constitutes a breach of their fiduciary and other common law duties to the public shareholders of CareMatrix. Specifically, the complaint alleges that the defendants are preparing to execute a management-led buy-out or other strategic alternatives that would be unfair to the public shareholders of CareMatrix. Plaintiffs seek an injunction preventing any such buy-out or, in the event that such a buy-out is consummated, an order from the court setting it aside. Plaintiffs also seek damages and costs of an unspecified amount.

      A subsidiary of the Company (the "Subsidiary") has been named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, County of Nassau. This lawsuit was filed on October 26, 1999 in the name of Great Neck Holding, LLC and The Mayfair at Glen Cove, LLC, the Owners of two senior housing facilities located in Long Island, New York. The amended complaint alleges that the Subsidiary has breached its duties under certain management agreements covering the two facilities. The plaintiffs seek an accounting by the Subsidiary as to all funds received and expended by it with respect to the facilities covered by the management agreements, as well as damages of at least $1,000,000 and costs. In addition, the plaintiffs are seeking injunctive relief, preventing the Subsidiary from entering the subject properties or otherwise interfering with the plaintiffs' operation of the subject properties. The Subsidiary has filed a lawsuit in the same court against plaintiffs and another entity and two individuals who acted to allegedly terminate the Subsidiary as Manager without notice or cause as required under the management agreements. The complaint in the Subsidiary's action seeks to enjoin those parties from taking any further action to terminate the management agreements, as well as damages and costs. On March 30, 2000, the Subsidiary's motion for preliminary injunctive relief was granted on the condition that the Subsidiary post an undertaking in the amount of $1,000,000 and the Plaintiff's motions for preliminary injunctive relief were denied.

      The Subsidiary has also sued the company allegedly hired to replace the Subsidiary as Manager of the two facilities, for tortiously interfering with the Subsidiary's rights and performance of its obligations under the management agreements. That action was filed in the United States District Court for the Eastern District of New York. The complaint in this lawsuit seeks damages, costs, and injunctive relief. The defendant has answered the complaint, denying certain of the material allegations and asserting affirmative defenses. The defendant filed motions seeking (i) a stay of the action against it pending the outcome of the two state-court lawsuits between the Subsidiary and the Owners, discussed above, and (ii) dismissal of one of the two claims for relief asserted in the complaint. On May 5, 2000, the United States District Court granted the Subsidiary permission to amend the complaint to address the alleged pleading defect and otherwise denied the defendant's motion to dismiss that claim. Accordingly, on May 8, 2000, the Subsidiary filed an amended complaint. On May 11, 2000, the District Court denied the defendant's motion for a stay of the proceedings until the litigation with the Owners is resolved.

      CareMatrix has been named as a nominal defendant and each of its directors has been named as a defendant in two shareholder derivative class action lawsuits filed in the Court of Chancery of the State of Delaware for New Castle County. These class action lawsuits were filed by Patty Lisa and Magda Sejas on December 13, 1999. The complaint alleges that the defendant directors have breached their fiduciary duties to CareMatrix and damaged the goodwill and reputation of CareMatrix. Specifically, the complaint alleges that the defendant directors engaged in wrongful self-dealing transactions, encouraged and allowed the improper self-dealing complained of, failed to take action to stop such conduct resulting in, among other adverse consequences, federal securities lawsuits against CareMatrix, exposed CareMatrix to losses and took no steps to remove or institute legal action against those officers, directors and employees responsible for permitting the alleged misconduct. The plaintiffs seek an injunction requiring an accounting by the defendant directors to CareMatrix of the damages suffered by CareMatrix and the establishment and maintenance of effective compliance programs to ensure that CareMatrix's affiliates and employees do not engage in wrongful and self-dealing practices. The plaintiffs also seek the unspecified costs and disbursements in connection with the action.

      CareMatrix has been named as a defendant in a civil suit filed by Mariner Health Resources, Inc. and Prism Rehab Systems, Inc. in the Superior Court for Suffolk County, Massachusetts. The suit arises from the termination in 1998 of various management, consulting and services agreements between certain subsidiaries of CareMatrix and the plaintiffs in connection with certain skilled nursing facilities in Maryland, Massachusetts, New Jersey and Florida. The plaintiffs allege that CareMatrix failed to pay approximately $3.3 million owed to the plaintiffs, plus interest and costs, under the terms of the termination agreements between CareMatrix, certain of CareMatrix's subsidiaries and the plaintiffs. CareMatrix and its subsidiaries have denied these allegations and have counterclaimed against the plaintiffs and their corporate parent, Mariner Post-Acute Network, Inc. ("MPAN"), seeking a declaration that no monies are presently due under the termination agreements at issue. CareMatrix and its subsidiaries also seek damages for certain misconduct by the plaintiffs and MPAN relating to the management of the facilities, including, among other items, the fraudulent misrepresentation of amounts due from Medicaid at the Maryland skilled nursing facility. On January 12, 2000, plaintiffs and MPAN filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code, staying the foregoing litigation.

      CareMatrix Corporation and another entity have been named as defendants in a class action lawsuit filed in the Supreme Court of the State of New York, County of Nassau. The action was filed by Rosalind Romuno on June 15, 2000. The Complaint alleges that the defendants breached their contractual obligations to pay for certain medical services covered under the Company's health plan. The plaintiff seeks injunctive relief requiring the defendants to pay for past, present and future medical services covered under the Company's health plan, to take all actions necessary to ensure that no entity will seek enforcement against the plaintiff and other members of the class for medical services covered under the Company's health plan, and to ensure that the credit rating of the plaintiff and other members of the class is not affected by the defendant's actions, and also seeks unspecified damages and costs.

      The Company believes it has meritorious defenses to each of the actions described above and intends to vigorously defend each such action. The Company does not currently expect the outcome of any of the litigation, referenced above, to have a material adverse impact on its financial position, results of operations and cash flows.

      The Company is also subject to litigation with various vendors as a result of either contracts entered into or services provided related to facilities the Company has developed and/or managed. The current aggregate amount of such claims outstanding is approximately $3.9 million. Although the Company intends to settle or otherwise resolve these claims, there can be no assurance any or all such settlements or resolutions will be successful. Although an unfavorable outcome of any individual claim would be unlikely to have a material adverse impact on the Company, an unsuccessful resolution of a number of such claims could, in the aggregate, have a material adverse impact on the Company's financial position, results of operations, and cash flows. The Company has not currently recorded a reserve to cover such potential claims as the range of unsuccessful outcomes of such litigation cannot be reasonably estimated at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

      The Company's shares are traded on Nasdaq under the symbol CMDC. The following table sets forth for the periods shown here the high and low sales price for the shares.

              1999                                          1998
----------------------------------            ----------------------------------
Quarter        High          Low              Quarter        High          Low
-------        ----          ---              -------        ----          ---
First         30.750       15.000             First         35.000       23.125
Second        21.250       10.875             Second        31.000       22.250
Third         12.563        4.625             Third         28.375       13.000
Fourth         6.000        1.906             Fourth        31.000       18.625

      As of March 10, 2000, there were outstanding 18,476,789 shares of common stock held by 98 holders of record. Included in the number of shareholders of record are shares held in "nominee" or "street" name.

Dividends

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

ITEM 6. SELECTED FINANCIAL DATA

                                             1999                1998               1997               1996                1995
                                       ---------------------------------------------------------------------------------------------
                                                             (Restated)
Operating revenue ...................   $ 184,929,131       $ 135,961,341      $  73,193,088      $  12,907,445       $   2,484,857
Net earnings (loss) .................   $ (65,187,553)(1)   $   7,175,700      $   6,576,387      $  (6,645,614)      $  (7,206,243)
Diluted earnings (loss) per common
  share .............................   $       (3.63)      $        0.40      $        0.38      $       (0.59)      $       (0.72)

BALANCE SHEET DATA:
Total assets ........................   $ 439,621,237       $ 384,628,045      $ 232,048,480      $ 108,065,144       $   2,409,844
Long-term obligations ...............   $ 324,124,192(2)    $ 234,336,763(3)   $ 117,211,412(4)   $  10,109,037       $  10,312,197
Preferred stock .....................          71,000       $      73,000      $     233,000      $     250,000       $          --
Total stockholders' equity
  (deficit) .........................   $  56,588,283(1)    $ 123,537,000      $  99,161,300      $  88,035,557(5)    $  (9,761,595)
Cash dividend declared per common
  share .............................   $          --       $          --      $          --      $          --       $          --

(1) In 1999, the Company recorded charges of $48.0 million to reflect the write-down of certain assets to their estimated net realizable value.

(2) In 1999, the Company refinanced certain debt resulting in additional indebtedness outstanding of approximately $26.4 million. The amount also includes $40.7 million of capital lease obligations related to four facilities, and $84.1 million related to construction financing for certain Chancellor Entities which the Company consolidates for accounting purposes only. The Company is not legally obligated to nor does it make any payments on these obligations. Additionally, the balance outstanding on the Company's revolving credit debt of $24.9 million was classified as a current liability.

(3) Includes the assumption of approximately $44.2 million of long-term debt from the acquisition of six operating facilities, $20.9 million of revolving credit debt, $19.0 million of capital lease obligations related to two facilities, and $27.0 related to construction financing for certain Chancellor Entities which the Company consolidates for accounting purposes. The Company is not legally obligated to nor does it make any payments on these obligations.
(4) In 1997, the Company issued a total of $115,000,000 of 6.25% Convertible Subordinated Notes.
(5) In 1996, the Company completed a public offering of its common stock. The Company sold 6,250,000 shares of Common Stock at $15 per share, which resulted in net proceeds to the Company of approximately $87,254,000.

      Prior to the Merger (described below), the Company consisted of a combination of business entities which were operated since their date of inception (June 24, 1994) under common control by Abraham D. Gosman ("Mr. Gosman"), who, together with his sons, Andrew D. Gosman and Michael M. Gosman, owns approximately 40.8% of the Company, directly or through family limited partnerships.

      On October 4, 1996, twelve wholly-owned subsidiaries of The Standish Care Company, Inc. ("Standish") were merged into the business entities controlled by Mr. Gosman with the stockholders of such business entities receiving approximately 92% (10,000,000 shares) of the then outstanding shares of Standish common stock (the "Merger"). Following the Merger, Standish changed its name to CareMatrix Corporation. The Merger was accounted for as a reverse acquisition, whereby the Company was treated as the acquiror for accounting purposes. Accordingly, the financial history presented is that of the Company prior to the Merger. In conjunction with the Merger, the Company effected a one-for-five reverse stock split of the Company's common stock. Accordingly, all common stock data presented herein, including the retroactive restatement of the Company's historical capitalization, has been adjusted to reflect this transaction and the Merger.

       THE SELECTED FINANCIAL DATA SHOULD BE READ IN CONJUNCTION WITH THE
                        CONSOLIDATED FINANCIAL STATEMENTS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Historical Financial Statements

      On June 19, 2000, the Company announced that after consultation with its independent auditors it would restate its financial statements as of and for the year ended December 31, 1998 and for the fiscal quarters beginning March 31, 1998, through September 30, 1999.

      The restatement resulted primarily from a modification in the accounting for certain development, management, and lease agreements with Chancellor Senior Housing Group, Inc. and a third-party. This resulted in the Company reversing certain development fees recorded in prior periods and recording deferred revenue for the cash received from the respective development agreements, recognizing the start-up losses and/or operating activities of the facilities related to these agreements, capitalizing certain lease agreements, and consolidating, for accounting purposes only, certain Chancellor Entities which the Company is developing. The effect of these adjustments as of and for the year ended December 31, 1998 is summarized in the chart below.

                                                             Management/
                                                                Lease                       Cumulative
                             Historical                       Agreement                     effect of                    Restated
                            December 31,                      accounting      Capital       accounting    Income Tax    December 31,
                                1998       EITF97-10(1)     combination(2)    lease(2)       change(1)      effect          1998
                            ------------  --------------    --------------   -----------    ----------    ----------    ------------
Current assets              $101,940,220   ($5,757,673)      ($3,555,657)       $260,367    ($913,566)    $2,081,370     $94,055,061
Long-term assets            $247,706,227   $23,796,269                       $17,110,080                  $1,960,408    $290,572,984
Current liabilities          $28,473,153                                      $1,782,741    ($374,562)   ($3,127,050)    $26,754,282
Long-term debt              $186,753,053   $26,964,663                       $20,638,587                    ($19,540)   $234,336,763
Shareholders' equity        $134,420,241   ($8,926,067)      ($3,555,657)    ($5,050,881)   ($539,004)    $7,188,368    $123,537,000

Revenue                     $146,918,478   ($8,922,019)      ($3,555,657)     $1,520,539                                $135,961,341
Operating expenses          $116,211,810        $4,048                        $5,429,347                                $121,645,205
Other expoense, net              $81,259                                      $1,142,073                                  $1,223,332
Earnings before tax and
   cumulative effect of
   accounting change         $30,625,409   ($8,926,067)      ($3,555,657)    ($5,050,881)                                $13,092,804
Income taxes                 $12,556,418                                                                 ($7,188,368)     $5,368,050

(1) See Footnote 2 of Notes to Consolidated Financial Statements.
(2) See Footnote 7 of Notes to Consolidated Financial Statements.

      The overall effect of the restatement on net earnings (loss) and net earnings (loss) per share in each of the periods subject to the restatement is as follows:

                                      As Previously Reported                            As Restated
                                                   Net earnings (loss)                      Net earnings (loss)
                                                       per share           Net earnings          per share
                           Net earnings (loss)      Basic      Diluted        (loss)         Basic      Diluted
                           ------------------      -------     -------     ------------     -------     -------
Quarter ended 3/31/98           $3,365,190          $0.19        $0.19      $1,115,096       $0.06       $0.06
Quarter ended 6/30/98           $4,150,535          $0.23        $0.23      $1,712,501       $0.10       $0.09
Quarter ended 9/30/98           $4,937,234          $0.28        $0.27      $2,082,896       $0.12       $0.12
Quarter ended 12/31/98          $5,605,982          $0.31        $0.30      $2,265,207       $0.13       $0.12
Year ended 12/31/98            $18,058,941          $1.02        $0.99      $7,175,700       $0.41       $0.40
Quarter ended 3/31/99           $5,895,841          $0.33        $0.32      $1,653,828       $0.09       $0.09
Quarter ended 6/30/99           $6,308,881          $0.35        $0.34      $  979,821       $0.05       $0.05
Quarter ended 9/30/99          ($1,214,178)        ($0.07)      ($0.07)    ($3,728,490)     ($0.21)     ($0.21)

Overview

      The Company is a provider of assisted living services to the elderly. At December 31, 1999, the Company operated 47 facilities in 14 states with a capacity of approximately 5,569 units. Of the facilities, 13 are owned, 20 are leased or operated under long-term management agreements, and 14 are managed. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

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

      The Company has made forward-looking statements in this Report (and in documents that are incorporated by reference) that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or future results of operations of the Company. Also, when the Company uses words such as "believes," "expects," "anticipates" or similar expressions, it is often, but not always, making forward-looking statements. Stockholders should note that many factors could affect our future financial results and could cause such results to differ materially from those expressed in our forward-looking statements. Those factors include, but are not limited to, the following:

      o risks related to the Company's operating history and available financing;

      o risks related to the Company's anticipated growth and acquisition strategy;

      o     risks inherent in the construction and development industry;

      o     uncertainty about the changing regulatory environment;

      o     risks related to the Year 2000 problem;

      o     risks related to competition;

      o risks related to the Company's ability to attract and retain key personnel; and

      o risks related to the ability of the Chancellor Entities' (the entities that own a majority of the facilities the Company develops and operates) to obtain adequate financing to fund both the facilities during start-up and any equity needed, including cash for operating losses, to meet bank covenants, and to fund any amounts owed to the Company. Any inability to do so, or any default by Chancellor under its debt obligations, could have a material adverse effect on the Company's financial position, results of operations, and cash flows. As used herein "Chancellor" or "Chancellor Entities" refer to Chancellor Senior Housing Group, Inc., Abraham D. Gosman (Chief Executive Officer and Chairman of the Board of the Company) or companies in which Mr. Gosman and certain current and former members of the Company's senior management exercise significant control.

      All references to "Notes" contained herein refer to Notes to Consolidated Financial Statements in this Form 10-K, unless otherwise specified.

      For the years ended December 31, 1999, 1998, and 1997, approximately 18%, 29%, and 25%, respectively, of the Company's operating revenue was derived primarily from the participation of the Company's nursing homes in Medicare and Medicaid programs (see Note 2). In addition to extensive existing governmental health care regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Legislative changes to federal or state reimbursement systems could adversely and retroactively affect recorded revenues.

      The Company classifies its operating expenses into the following categories: (i) facility operating; (ii) facility lease; (iii) general and administrative, which include headquarters and regional staff expenses and other overhead costs; and (iv) depreciation and amortization.

The Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

      Revenues. Resident operations revenue increased by $60.2 million for the year ended December 31, 1999, compared to 1998. The increase is comprised principally of $23.7 million from new facilities in 1999, $23.0 million from seven facilities acquired in the purchase of SeniorCare Group, Ltd. ("SeniorCare") (see Note 3), $13.8 million from non-comparable facilities which contributed a full year of revenue in 1999, and increases in fees related to management contracts and other services as a result of the increase in the average number of facilities under construction and in operation. Included in resident operations revenue in 1999 is $9.7 million earned from marketing and management services provided to facilities under construction per the terms of existing development agreements compared to $12.6 million in 1998. During 1999, the Company entered into long-term management agreements with seven facilities.

      As described in Note 15, in 1999, the Company amended existing contracts with certain Chancellor Entities to increase certain of its base management and development fees. The impact of this change increased revenue during 1999 by $3.5 million.

      The Company's comparable nursing home revenue declined $5.0 million or 12.4% during 1999 primarily due to the impact of the implementation of Medicare's prospective payment system ("PPS"). Under the terms of the Company's existing leases, it has been indemnified by the various Chancellor Entity lessors for this change in governmental regulations. Included in facility operating expenses is a credit of $5.3 million, which represents an annual adjustment of lost revenue due to PPS, to reflect the impact of these indemnification agreements.

      Development fee income was $3.8 million during 1999 compared to $15.1 million in 1998. The decrease in revenue is primarily due to the termination of approximately 30 projects in the Company's development pipeline (see Note 17).

      Facility Expenses. Facility operating expenses for 1999 increased by $50.9 million compared to 1998. The increase is primarily due to $15.3 million from the SeniorCare facilities, $23.7 million from new facilities in 1999, and $12.1 million from non-comparable facilities which contributed a full year of expense in 1999. Included in facility expenses in 1999 is a charge of $2.3 million to write-down the value of certain skilled nursing facility trade receivables (see
Note 17) and $1.5 million in pre-opening and other start-up costs related to seven facilities which the Company is developing but which are not yet open.

      Facility lease expense was $20.7 million in 1999 compared to $17.0 million in 1998. The increase of $3.7 million is primarily due to non-comparable facilities which contributed a full year of expense in 1999.

      General and Administrative. General and administrative expenses for 1999 increased to $24.6 million from $19.4 million in 1998. As a percentage of operating revenue general and administrative expenses in 1999 declined to 13.3% from 14.2% in 1998. The increase in expense is primarily due to increases in legal, professional, and insurance costs incurred as a result of shareholder and other litigation (see Note 13) and the evaluation of strategic alternatives (see
Note 17). Additionally, included in general and administrative expenses in 1999 is $1.4 million of compensation paid, via the issuance of common stock and cash, to certain current and former officers of the Company under the terms of retention agreements.

      Asset impairment and other charges. Asset impairment and other charges includes: $16.6 million from the write-down of various skilled nursing facility and related assets primarily as a result of the continued deterioration in the skilled nursing business in general, $12.9 million from the write-down of related-party accounts receivable related to either projects in which the Company elected to terminate its involvement so as to reduce its financial exposure, the Company's future involvement in the projects is uncertain, or projects which were terminated at the election of joint venture partners, $13.7 million from the write-down of other third-party advances and investments, $4.2 million from the write-down of assets related to projects that have either been sold by Chancellor Entities or where the Company's management has determined, based on existing litigation, that the asset has been impaired in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), and $0.6 million of severance and related benefits due to the restructuring of corporate overhead (see Note 17).

      Depreciation and Amortization. Depreciation and amortization for 1999 increased $7.2 million compared to 1998. The increase is due primarily to an incremental $2.8 million of depreciation from the SeniorCare facilities, an incremental $1.8 million of amortization expense related to capital lease assets, $0.7 million of depreciation from non-comparable facilities and other assets and $1.7 million from the amortization of other intangible assets.

      Interest and Other Income and Interest Expense. Interest and other income for 1999 was $7.0 million compared to $8.5 million in 1998. The decrease in interest income is due to lower average cash balances during 1999 compared to 1998. Included in other income during 1999 is a net gain of $2.1 million from the sale of development rights related to the Company's interest in certain phases of a campus community in New York. The gain is net of a $1.8 million charge which represented the write-off of the unamortized purchase price of these rights. Interest expense for 1999 increased to $18.8 million from $9.7 million in 1998. The increase is primarily due to incremental interest expense of $4.3 million from SeniorCare debt assumed or refinanced, incremental interest expense of $2.1 million related to capital lease obligations, $1.8 million from borrowings under the line of credit, and $1.1 million from non-comparable facilities.

      Income Taxes. The Company's effective tax rate during 1999 was 2.4% compared to 41.0% in 1998. The change in the effective tax rate is primarily due to recording a valuation allowance of $21.4 million on the remaining balance of the Company's available net operating loss carryforwards and other net deferred tax assets offset by an 3.0% change in the net state benefit due to the limitations on loss carrybacks at the state level (see Note 11).

The Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

      Revenues. Net revenues for 1998 increased by $62.8 million compared to 1997. The increase is due to increases of $65.5 million in resident operations revenue partially offset by a $2.7 million decline in development fee income.

      Resident operations revenue increased primarily due to $29.5 million earned from facilities leased or owned less than one year, including $8.1 million from six facilities acquired in the acquisition of SeniorCare Group Ltd. (see Note 3), $26.3 million earned from four non-comparable facilities which contributed a full year of revenue in 1998, and increases in management and other fees due to the opening of new facilities and greater number of facilities in development. Included in resident operations revenue in 1998 is $12.6 million earned from marketing and management services provided to facilities under construction per the terms of existing development agreements compared to $3.0 million in 1997. During 1998, the Company acquired or entered into leases for 13 facilities and disposed of four.

      Development fee income was $15.1 million in 1998 compared to $17.6 million in 1997. The decrease is primarily due to the accounting treatment accorded approximately 19 projects in which the Company was required to defer the development fees it received in accordance with EITF Statement 97-10, "The Effect of Lessee Involvement in Asset Construction."

      Facility Expenses. Facility operating expenses were $79.6 million in 1998 compared to $38.4 million in 1997, an increase of $41.2 million. The increase is primarily due to $24.1 million of expenses from facilities leased or owned less than one year, and $17.2 million from non-comparable facilities which contributed a full year of expenses in 1998.

      Facility lease expense was $17.0 million in 1998 compared to $8.5 million in 1997, an increase of $8.5 million. The increase is primarily due to $2.4 million of expenses from facilities leased less than one year and $6.1 million from non-comparable facilities which have a full year of lease expense in 1998. Comparable facility lease expense decreased $0.2 million.

      General and Administrative. General and administrative expenses in 1998 increased to $19.4 million from $15.0 million in 1997. As a percentage of operating revenue, general and administrative expenses in 1998 declined to 14.2% from 20.5% in 1997. The increase in expense is primarily due to an increase in salary and related benefits of $3.0 million for the hiring of additional corporate staff due to the Company's growth.

      Depreciation and Amortization. Depreciation and amortization in 1998 increased by $3.4 million compared to 1997. The increase is primarily due to $1.3 million of depreciation and amortization incurred from the acquisition of SeniorCare, $0.9 million of amortization of capital lease assets related to two facilities, and depreciation and amortization of other intangible assets, primarily lease acquisition and deferred financing costs.

      Interest and Other Income and Interest Expense. Interest and other income increased by $3.1 million compared to 1997. The increase is due primarily to income from the investment of the proceeds from the convertible notes issued in August 1997 (see Note 9) and income from loans to various related and third parties. Interest expense increased by $6.3 million compared to 1997. The increase is primarily due to $4.5 million of incremental interest expense on the convertible notes, $1.0 million of interest expense related to capital lease obligations for two facilities, and $1.0 million of interest related to debt assumed in the SeniorCare acquisition.

      Income Taxes. The Company's effective tax rate was 41% in 1998 compared to 40.2% in 1997. The increase in the effective tax rate is due to the increase in the amount of income subject to the federal tax rate of 35% for 1998, as compared to 34% for 1997, and the utilization in 1997 of certain tax benefits that had been fully reserved in 1996.

      Cumulative Effect of Accounting Change. The cumulative effect of accounting change of $0.9 million ($0.5 million after tax) relates to the implementation of the Financial Accounting Standards Board Emerging Issues Task Force Issue 97-10, "The Effect of Lessee Involvement in Asset Construction," (see Note 2).

Liquidity and Capital Resources

      Cash and cash equivalents at December 31, 1999, were $4.3 million compared to $28.3 million at December 31, 1998, a decrease of approximately $24.0 million.

      Cash used by operations was $15.1 million in 1999 compared to a source of $5.3 million in 1998. The use of cash is comprised of ($2.8) million of net loss before depreciation and amortization and other noncash items and a $10.8 million net increase in other working capital items, offset by an $18.3 million increase in accounts receivable, primarily from new facilities in development and operation, and a $4.8 million increase in refundable and deferred income tax and other items.

      Cash used in investing activities was $33.9 million in 1999 compared to $160.5 million in 1998. The use of cash in 1999 was due to $5.8 million used to complete the SeniorCare acquisition, $24.1 million used for prepaid rent, lease commitment fees, and cash flow rights for 14 facilities (see Note 15), $2.9 million to purchase the rights to certain Chancellor Entities' interests in 11 development projects (see Note 15), $4.5 million in additions to property and equipment, $2.0 million used to purchase the development and management rights to a senior community (see Note 15), $6.0 million used for the purchase of or investment in five parcels of land (see Note 15), $2.4 million of purchase deposits for four facilities (see Note 7), $1.7 million for the rights to receive future cash flow distributions related to development projects (see Note
15), and $5.6 million for amounts advanced under agreements to provide working capital to two third party projects (see Notes 7 and 12). The Company received $19.1 million from the return of cash held in a cash collateral account (see
Note 4).

      Cash provided by financing activities was $25.1 million in 1999 compared to $30.8 million in 1998. The net increase in cash is due primarily to $25.7 million of net proceeds from various mortgage refinancings (see Note 9), $0.8 million received from construction financing, and a $4.0 million increase in borrowings under the line of credit, partially offset by $3.0 million used to repurchase the Company's common shares on the open market (see Note 11) and $3.2 million of debt repayments, which includes $0.8 million related to assets held for sale (see Note 5).

      The Company has incurred significant operating losses, is in violation of its bank financing covenants, and is dependent upon certain future transactions to generate sufficient cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has planned several initiatives to mitigate this doubt including the restructuring and reduction of its corporate overhead, sales of certain assets, negotiation of a settlement agreement with Chancellor to liquidate the remaining receivables, and negotiating agreements with its lending institution to be fully paid after the consummation of certain sale transactions. If these initiatives are successful, the Company believes its remaining operations will allow it to return to profitability.

      The Company will require resources in the future to fund its working capital requirements. The Company expects to fund these resource requirements with its cash on hand, the sales of certain assets, the proceeds from its expected tax refund of $17.2 million, and the proceeds from certain transactions being contemplated between the Company and Chancellor. If certain of these transactions are either not completed or not completed in a timely fashion or modified in such a way as to significantly reduce the expected proceeds to the Company, then the Company would expect to be unable to meet its then current obligations. Additionally, on April 25, 2000, the Company was notified by Nasdaq that its stock would begin trading under the symbol "CMDCe" due to the failure of the Company to file its Annual Report on Form 10-K for the year ended December 31, 1999. The Company was granted a hearing by Nasdaq on June 1, 2000, to stay a determination by Nasdaq to delist the Company's common stock. As of the date of this Report, the Company's common stock has not been delisted. If the Company's common stock were delisted and was ineligible to be traded on either a national exchange or automated trading market, such an event would constitute a Repurchase Event, as defined under the Company's $115,000,000 6.25% Convertible Notes (see Note 9). In a Repurchase Event, the holders of the Notes could exercise a put option and require the Notes to be repaid. Such an event would likely result in the Company filing for protection under Chapter 11 of the United States Bankruptcy Code.

      The Company's common stock could also be delisted from Nasdaq both as the result of its price being below $1.00 per share for an extended period and if its tangible net worth were to fall below $4 million. In the event the Company's stock was delisted as a result of either of these two factors, the Company believes that, if its filings with the Securities and Exchange Commission are then current, its common stock will be able to be listed on either another national or automated exchange, and that therefore any delisting by Nasdaq would not cause a Repurchase Event.

      In the event the Company is unable to continue as a going concern, assets may not be recovered at their current carrying value and certain liabilities may not be settled at their current carrying amount.

      Due primarily to the decline in development fee income and the consolidation of certain Chancellor Entities, the Company also expects to record significant book operating losses during fiscal 2000 in excess of the operating losses incurred in prior or comparable periods. A significant portion of the losses to be recorded in fiscal 2000 are start-ups losses associated with certain Chancellor Entities which are required to be consolidated for accounting purposes (see Note 2). These losses are not funded by the Company.

      Although Chancellor continues to seek additional sources of capital to finance its working capital requirements, there can be no assurance that it will be successful in doing so. If Chancellor cannot obtain adequate capital or reduces the number and/or size of the projects in its development pipeline, then the Company's development fee revenue will decline (see Note 17). Currently, the Company expects that its development fee revenue will continue to decline in fiscal 2000 and for the foreseeable future.

      On April 12, 2000, the Company signed an amendment with the administrative agent to modify certain terms of its Line. Among other requirements, the Company must pay the lenders specified amounts from the proceeds of certain proposed transactions; pay down principal on the Line in accordance with a specified timetable; add additional collateral as security for the Line; convert all borrowings to Prime based; and reduce the amount available under the Line to $28.0 million with no further borrowing allowed. Although the financial covenants were modified with the intention of allowing the Company to be in compliance with all financial covenants at December 31, 1999, the amendment did not contemplate the subsequent restatement of the 1998 financial statements. As a result, the Company is technically in violation of certain covenants contained in the modified agreement. As a result the Company has reclassified the outstanding balance on the Line to current liabilities.

      During 1999, as a result of negotiations during the Company's evaluation of strategic alternatives and due to Chancellor's continued difficulty in obtaining adequate financing, the Company recorded a charge of $13.0 million to write-down certain Chancellor accounts receivable. Such charge is included in Asset impairment and other charges in the Consolidated Statement of Operations. Chancellor is in the process of attempting to sell a number of its properties and has agreed to share a portion of those proceeds, if any, with the Company. In evaluating the realizability of its receivable from Chancellor of $16.9 million, the Company has evaluated a number of factors including the potential sale of specific properties by Chancellor. Recognizing that the proceeds could be more or less than the amount currently being considered, the Company's management believes the current receivable balance of $16.9 million to be realizable.

      In conjunction with the proposals being negotiated as part of the Company's evaluation of strategic alternatives, during the year ended December 31, 1999, the Company recorded a charge of $16.1 million to write down to their estimated net realizable value, in accordance with FAS 121, various Chancellor related lease costs. Such charge is included in Asset Impairment and Other Charges in the Consolidated Statement of Operations (see above). At December 31, 1999, the Company also has approximately $38.4 million of long-term assets, including lease acquisition, lease deposits, and prepaid rent, which relate to Chancellor facilities or properties which are encumbered by debt. If the related Chancellor entities were to default under the terms of their debt agreements, all or part of these assets could be put at risk depending upon the then existing facts and circumstances. The Company would evaluate the recoverability of these assets as circumstances warrant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are included under Part IV, Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Members of the Board of Directors serve as directors until their respective successors are duly elected and qualified.

      The current members of the Company's Board of Directors are as follows:

      Abraham D Gosman, age 71, has served as Chairman of the Board of Directors of the Company since October 1996 and as the Company's Chief Executive Officer since April 15, 1999. In addition, he has served as the Chairman of the Board of Directors and Chief Executive Officer of PhyMatrix Corp. ("PhyMatrix"), a publicly-traded, physician-driven, integrated medical management company, from 1996 until 1999. He served as Chairman of the Board of Meditrust and its successor Meditrust Corporation, a real estate investment trust, from its inception in 1985 to August 1998 and was its Chief Executive Officer from 1985 to November 1997. Mr. Gosman also served as the Chairman, Chief Executive Officer and Treasurer of Meditrust Operating Company from November 1997 until August 1998. Mr. Gosman was the Chief Executive Officer and Chairman of the Board of The Mediplex Group, Inc. ("Mediplex"), an operator and developer of health care facilities, from August 1990 until June 1994.

      Andrew D. Gosman, age 34, has served as a director of the Company since October 1996 and as Vice Chairman of the Board of Directors, a post he previously held from October 1996 to August 1997, since April 8, 1999. From August 1997 until April 8, 1999, he served as President of the Company. He served as Executive Vice President of the Company from October 1996 to August 1997. From January to October 1996, he served alternatively as President and Executive Vice President of a group of privately-owned corporations (the "CareMatrix Affiliates") which merged with and into the Company on October 4, 1996. Previously, he served as Executive Vice President of Development for Continuum Care Corporation ("Continuum") from June 1994 to January 1996. He has also served as a Vice President of AMA Funding Corporation and AMA Land Ventures, Inc., two closely held investment and development concerns, since March 1992.

      Michael M. Gosman, age 37, has served as a director of the Company since October 1996 and as its Vice Chairman from August 1997 until April 8, 1999. He currently serves as a principal of K&G Associates, a firm which provides consulting services to the Company. Mr. Gosman served as an Executive Vice President - Acquisition and Development of the Company from October 1996 until April 8, 1999. He was Executive Vice President - Assisted Living of the CareMatrix Affiliates from January to October 1996. Previously, he served as the Executive Vice President of Finance and Administration for Continuum from June 1994 to January 1996. From January 1990 to June 1993, he served as the Director of Special Projects for Diamond Health Group, Inc.

      Robert Cataldo, age 75, has served as a director of the Company since June 1997 and has been President of Sheldon Corporation, a health care and real estate consulting firm, since July 1983.

      Thomas J. Magovern, age 57, has served as a director of the Company since June 2000. He was a Director of Meditrust from 1985 to 1999 and a Director of Meditrust Operating Company from 1997 to 1999. Mr. Magovern was a Regional Vice President of Real Estate Asset Management of Summit Bank (successor to United Jersey Bank), a New Jersey banking institution, from November 1995 to 1998. He was a principal of Nationwide Financial Corp., a real estate consulting firm, from September 1993 to October 1995. Mr. Magovern was Executive Vice President of Northeast Savings, F.A. from January 1991 until February 1993. Prior to that time he had been Senior Vice President of City Savings Bank, F.S.B. from April 1989 until January 1991 and a Vice President of that bank for more than five years. He holds a New Jersey real estate license and is a member of the Planning Board of Berkeley Heights, New Jersey.

      Andrew D. Gosman and Michael M. Gosman are sons of Abraham D. Gosman. No other family relationship exists among the Company's directors or executive officers.

Executive Officers

      Executive officers are appointed by and serve at the discretion of the Board of Directors. The Company's executive officers as of the date of this Report who do not serve as directors of the Company are as follows:

      Michael J. Zaccaro, age 42, has served as President of the Company since February 14, 2000, as the Chief Operating Officer of the Company since April 8, 1999, and as Executive Vice President of Operations of the Company from October 1996 until April 8, 1999. Previously, he served as Senior Vice President of the CareMatrix Affiliates from December 1995 until October 1996. From 1990 to 1995, Mr. Zaccaro served as Senior Vice President of Continuum and of GWZ Development Corp. Prior to 1990, he was a founder of Athena Health Care Associates and served as its President from 1983 to 1990. Mr. Zaccaro serves as a Vice President and Director of the Connecticut Association of Health Care Facilities.

      David B. Currie, age 36, has served as Senior Vice President, Secretary and General Counsel of the Company since June 1999. He served as Vice President, Assistant Secretary and Associate General Counsel of the Company from June 1998 to June 1999, and he served as Associate General Counsel of the Company from March 1998 to June 1998. Prior to joining the Company, he was associated with the law firm of Choate, Hall & Stewart from September 1993 to March 1998, the law firm of Bacon & Wilson from December 1991 to September 1993, and the law firm of Hale and Dorr from September 1988 to December 1991.

ITEM 11. EXECUTIVE COMPENSATION

      The following summary compensation table shows compensation for the last three completed fiscal years for the Company's former Chief Executive Officer and the five other most highly compensated current and former executive officers (collectively, the "Named Executive Officers"). Abraham D. Gosman, the Company's current Chief Executive Officer, did not receive any compensation from the Company during the last three fiscal years.

                                                                                        Long-term
                                                                                       Compensation
                                                           Annual                       Securities          All Other
                                                        Compensation                    Underlying         Compensation
Name                                       Year          Salary ($)       Bonus ($)      Options               (1)
----                                       ----          ----------       ---------      -------               ---
Marc H. Benson (2)                         1999           230,610                --             --              40
Former President                           1998           226,600                --         30,000           8,535 (6)
                                           1997           206,600                --         70,000             102

Harold E. Nash, III (3)                    1999           257,867           500,000         30,000              67
Former Executive Vice President            1998           257,800                --         70,000              15
                                           1997           232,800                --         80,000             102

Michael J. Zaccaro                         1999           224,986           450,000 (7)     30,000              39
President                                  1998           222,800                --         50,000               9
                                           1997           207,800                --         60,000              66

Andrew D. Gosman                           1999           240,648                --             --              19
Vice Chairman and Former President         1998           268,037                --             --               5
                                           1997           157,800                --             --              54

Michael M. Gosman (4)                      1999           240,651                --             --              23
Former Executive Vice President            1998           222,274                --             --               6
                                           1997           157,800                --             --              66

Robert M. Kaufman (5)                      1999           184,054           500,000             --              -- (8)
Former Chief Executive Officer             1998           255,400            50,000        120,000              50
                                           1997           255,400                --        100,000             174

(1) Imputed income for Company-paid life insurance.
(2) Mr. Benson resigned from the Company effective February 2000.
(3) Mr. Nash resigned from the Company effective May 2000.
(4) Mr. Gosman resigned from the Company effective April 1999.
(5) Mr. Kaufman resigned from the Company effective May 1999.
(6) Includes a moving expense allowance of $8,526 and imputed income for Company-paid life insurance of $9.
(7) An additional $800,000 of stock awards earned under retention agreement were deferred.
(8) $6,522.05 was paid for legal expenses associated with his consulting agreement.

Compensation of Directors.

      Officers who are members of the Board of Directors do not receive compensation for serving on the Board. Each other member of the Board receives annual compensation of $15,000 for serving on the Board, plus a fee of $1,000 for each Board of Directors' meeting attended and $500 for telephonic meetings. In addition, such directors receive an additional $500 for each committee meeting attended, except that only one fee will be paid in the event that more than one such meeting is held on a single day. All directors receive reimbursement of reasonable expenses incurred in attending Board and committee meetings and otherwise carrying out their duties.

Employment and Retention Agreements

      The Company currently has a retention agreement with Michael J. Zaccaro, its President. Under the terms of the agreement, Mr. Zaccaro is to receive the following: (a) shares of the Company's Common Stock with a Fair Market Value, as defined, on a certain date, but not later than April 20, 2000, equal to $500,000 (the "Bonus Shares"), (b) upon consummation of defined Transactions, a bonus of $750,000 (the "Transaction Bonus"), (c) upon the execution of the retention agreement, a payment of $450,000 in cash, and (d) on or before April 20, 2000, shares of the Company's Common Stock with a Fair Market Value, as defined, of $300,000 (the "Signing Shares"). If Mr. Zaccaro is terminated without cause, he shall be paid the Bonus and Signing Shares and, in certain circumstances, may be paid a Transaction Bonus. Mr. Zaccaro has deferred his receipt of both the Bonus Shares and the Signing Shares. Under certain circumstances upon termination of employment, Mr. Zaccaro could be required to return or refund any Bonus or Signing Shares and would not be paid the Transaction Bonus.

      The Company amended its employment agreement with Harold E. Nash III, an Executive Vice President. Under the terms of the agreement, Mr. Nash is to receive the following: (a) shares of the Company's Common Stock with a Fair Market Value, as defined, on a certain date, but not later than April 20, 2000, equal to $500,000 (the "Bonus Shares"), and (b) upon consummation of defined Transactions, a bonus of $750,000 (the "Transaction Bonus"). In certain circumstances, Mr. Nash may be entitled to the Transaction Bonus.

      On November 4, 1999, the Company entered into a Consulting Agreement with Robert M. Kaufman, its former chief executive officer. The term ran through January 15, 2000 with a consulting fee of $20,833 per month. In addition, Mr. Kaufman was awarded bonus shares, the fair market value of which was $500,000, under the Company's 1996 Equity Incentive Plan. Mr. Kaufman sold such shares in November and December, 1999. Additionally, Mr. Kaufman received reimbursement of $6,522.05 for his legal fees associated with his entering into the Consulting Agreement. The Consulting Agreement subsumed a letter agreement between the Company and Mr. Kaufman dated March 22, 1999, pursuant to which Mr. Kaufman released all claims against the Company and under which he was retained by the Company as a consultant in exchange for an annual fee of $250,000 and continued option vesting and health coverage.

Stock Option Grants

      The following is a summary of all stock options granted to the Named Executive Officers during 1999. Where applicable, individual grants are listed separately for each Named Executive Officer. None of Abraham, Michael or Andrew Gosman have options to purchase common stock. Except as set forth below no other Named Executive Officer was granted options to purchase common stock in 1999.

                                       No. of        % of Total                                            Potential Realizable
                                       Shares          Options                                               Value at Assumed
                                     Underlying      Granted to       Exercise                                Annual Rates of
                                      Options         Employees       Price per   Expiration                Stock Appreciation
                                      Granted          in 1999        Share ($)      Date                  5% ($)       10% ($)
                                      -------          -------        ---------      ----                  ------       -------

Harold E. Nash, III (2)                30,000           24.04%         15.875      2/16/2009    (1)       299,511       759,020
Michael J. Zaccaro                     30,000           24.04%         15.875      2/16/2009    (1)       299,511       759,020

(1) Vesting in one-quarter increments beginning February 16, 2000.
(2) Mr. Nash resigned from the Company effective March 2000.

Aggregated Stock Option Exercises and Stock Option Values

      Certain of the Named Executive Officers exercised options during fiscal 1999 as set forth below. The following table indicates the aggregate value of all exercised and unexercised options held by each Named Executive Officer as of December 31, 1999. None of Abraham, Michael or Andrew Gosman have options to purchase common stock.

                                                            As of December 31, 1999               Value of Unexercised
                            Shares                            Number of Shares of                     In-the-Money
                           Acquired                               Common Stock                      Options ($) (1)
                              on             Value       -----------------------------      --------------------------------
                           Exercise        Realized      Exercisable     Unexercisable      Exercisable        Unexercisable
                         =============================================================      ================================
Marc H. Benson (2)            --              --            48,333          51,667               --                --
Harold E. Nash, III (3)                                     83,334         111,666               --                --
Michael J. Zaccaro            --              --            46,667          93,333               --                --
Robert M. Kaufman (4)                                      151,666              --               --                --

(1) Value of unexercised, in-the-money options based upon the closing price of the Company's Common Stock on the NASDAQ stock exchange on December 31, 1999, of $2.50.
(2) Mr. Benson resigned from the Company effective February 2000.
(3) Mr. Nash resigned from the Company effective March 2000.
(4) Mr. Kaufman resigned from the Company effective April 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 21, 2000 (except where otherwise indicated), certain information regarding the beneficial ownership of shares of Common Stock (i) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) by each director and each director nominee, (iii) by each of the Named Executive Officers of the Company, and (iv) by all current directors and executive officers as a group. Except as indicated in the footnotes, all of such shares of Common Stock set forth in the following table are owned directly, and the indicated person has sole voting and investment power with respect to all Common Stock shown as beneficially owned by such person:

                                                Shares of Common Stock
                                                Beneficially Owned (1)
                                            -------------------------------
Name of Beneficial Owner                        Number       Percentage (2)
------------------------                    --------------   --------------

Abraham D Gosman (3)                            7,544,313       40.8%
Andrew D. Gosman (4) (5)                        1,528,309        8.3%
Michael M. Gosman (4)                           1,527,309        8.3%
Michael J. Zaccaro (6)                            208,476        1.1%
Harold E. Nash, III (7)                            83,734          *
Robert M. Kaufman(12)                             200,000        1.1%
Donald J. Amaral (8)                               14,066          *
H. Loy Anderson, Jr. (8) (9)                       15,076          *
Bedros Baharian (8) (10)                           40,066          *
Robert Cataldo (8)                                 14,066          *
Stephen E. Ronai (8) (11)                          15,066          *
All directors and executive officers as a
   group (12 persons including certain of
   the above-named individuals (13)             7,935,863        42.5%

----------

*     Less than 1%

(1) Includes shares which may be acquired within 60 days of April 7, 2000, pursuant to the exercise or conversion of outstanding options, warrants and convertible securities of the Company.

(2) Percentages shown are based on 18,476,789 shares of Common Stock outstanding as of April 7, 2000, plus, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3 under the Exchange Act, assuming exercise or conversion of outstanding options, warrants and convertible securities of the Company held by such holder which are exercisable or convertible within 60 days from April 7, 2000, after anti-dilution adjustments in respect of such holders.

(3) Consists of (i) 4,378,503 shares of Common Stock held of record by Chancellor Partners Limited Partnership I ("CPLP I"), (ii) 3,069,250 shares of Common Stock held of record by Chancellor Partners Limited Partnership II ("CPLP II"), (iii) 3,000 shares held directly by Mr. Gosman, and (iv) a warrant to purchase 91,761 shares of Common Stock, which is currently exercisable. Mr. Gosman is the sole shareholder of CLP, Inc., which is the sole general partner of each of CPLP I and CPLP II. As general partner of CPLP I, CLP, Inc. has sole voting and dispositive power over the shares held by such partnership. As general partner of CPLP II, CLP, Inc. has sole dispositive power over the shares held by such partnership and sole voting power with respect to 14,632 shares held by CPLP II. CPLP II's sole limited partner, Chancellor Partners Business Trust (of which Andrew and Michael Gosman are trustees and shareholders) has sole voting power over the remainder of such shares. Mr. Gosman's business address is 197 First Avenue, Needham, MA 02494.

(4) CPLP II, the sole limited partner of which is Chancellor Partners business Trust ("CPBT"), is the record owner of 3,069,250 shares of Common Stock. Pursuant to the terms of the partnership agreement of CPLP II, CPBT has sole voting power over all but 14,632 of such shares. Pursuant to the terms of CPBT's declaration of trust, each of Andrew D. Gosman and Michael
      M. Gosman, which are CPBT's sole trustees and shareholders, has voting power with respect to one-half of the shares held by CPLP II (excluding the aforementioned 14,632 shares), or 1,527,309 shares. Andrew D. Gosman's and Michael M. Gosman's business address is 197 First Avenue, Needham, MA 02494.

(5)   Also includes 1,000 shares of Common Stock held directly by Mr. Gosman.

(6) Includes 148,010 shares of Common Stock held directly by Mr. Zaccaro and 60,466 shares which Mr. Zaccaro has the right to acquire within 60 days upon the exercise of stock options.

(7) Includes 400 shares of Common Stock held directly by Mr. Nash and 83,334 shares which Mr. Nash has the right to acquire within 60 days upon the exercise of stock options. Mr. Nash resigned from the Company effective March 2000.

(8) Includes 14,066 shares of Common Stock which each of Rev. Baharian and Messrs. Amaral, Anderson, Cataldo and Ronai has the right to acquire within 60 days upon the exercise of stock options.

(9)   Also includes 110 shares of stock held directly by Mr. Anderson.

(10)  Also includes 26,000 shares of Common Stock held directly by Rev.
      Baharian.

(11)  Also includes 1,000 shares of Common Stock held directly by Mr. Ronai.

(12)  Mr. Kaufman resigned from the Company effective April 1999.

(13) Includes an aggregate of 214,130 shares of Common Stock that directors and executive officers have the right to acquire within 60 days upon the exercise of options or warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As used herein, "Chancellor" or a "Chancellor Entity" is Chancellor Senior Housing Group, Inc. or a company in which Abraham D. Gosman has an ownership interest in excess of 90%. The Company provides and will continue to provide development, management, and other services in connection with the establishment of assisted living facilities, skilled nursing facilities, and other health care facilities to or for the benefits of Chancellor, which will be the owner of the new facilities. In addition to Mr. Gosman, certain current and former members of the Company's senior management also have an ownership interest in Chancellor.

      During 1999, the Company recognized approximately $4.9 million in development fee revenue and other income from development and consulting agreements with various Chancellor Entities.

      During 1999, the Company recognized approximately $15.7 million in management fee revenue from management services performed for various Chancellor Entities. During 1999, Chancellor sold its interests in nine facilities to various third-parties. The Company had been managing these facilities and terminated its management agreements in connection with the sales.

      During 1999, the Company entered into six long-term management agreements (three in Florida, two in New Jersey, and one in New York) with Chancellor Entities. The management agreements have terms of 15 years. Under the terms of these agreements, the Company is responsible for all facility expenses other than debt service and is reimbursed for such expenses.

      The Company leases various facilities from Chancellor Entities. Lease terms are generally for periods of 15 years or less with at least three five-year renewal options. Rent on the facilities is equal to either debt service or, in the case of Chancellor Entities with third-party partners, debt service plus a specified percentage of cash flow. Leases may contain fair market value purchase options. At December 31, 1999, the Company leased from Chancellor Entities facilities in Arizona, Connecticut, Florida, Massachusetts, and New Jersey. In 1999, the Company recorded lease expense related to the various Chancellor Entity lessors of approximately $19.0 million.

      During 1999, Chancellor reimbursed the Company for services provided by certain of the Company's executive officers and other employees in the amount of approximately $2.8 million in connection with the development of projects by the Company and Chancellor. The value of such services was determined based upon the commitment of time by the applicable employee to the Chancellor projects relative to such employee's annual base salary paid by the Company.

      During the quarter ended December 31, 1999, the Company purchased the rights to certain Chancellor Entities' interests in specified development projects for $2.9 million. Such purchase price was based on the estimated net fair market value of the projects, including the Company's accrued but unpaid development fees.

      During the quarter ended September 30, 1999, the Company purchased a Chancellor Entity's rights to receive future cash flow distributions related to development projects for $1.7 million. The purchase price was based on the expected value of the future gross cash flows. The Company also purchased options to purchase land related to two development projects in Connecticut from certain Chancellor Entities for approximately $1.2 million. The purchase price was based on the respective Chancellor Entities' investment in each project.

      During 1999, the Company paid a Chancellor Entity $4.2 million to purchase, at estimated fair market value, an interest in a limited partnership. The Chancellor Entity has guaranteed the value of the investment at $4.2 million. The Company received $3.3 million upon the liquidation of the investment in the fourth quarter of 1999. The $0.9 million difference between the purchase price and amount received has been reflected as a related party receivable.

      During 1999, the Company paid certain Chancellor Entities $4.0 million for the right to receive each such Chancellor Entity's share of cash flow for two facilities which are owned 50% by a Chancellor Entity and 50% by third parties. The Company also purchased options to purchase two parcels of land from certain Chancellor Entities for approximately $4.0 million. One parcel of land was subsequently sold resulting in a gain of approximately $25,000.

      In addition, during 1999 the Company paid various Chancellor Entities $5.8 million related to prepaid rent for three facilities which it is currently leasing. The Company has also paid various Chancellor Entities $14.3 million related to lease rights for nine facilities which the Company is currently managing. The amount of the payment for the lease rights is based upon the lesser of the one year's debt service or the Chancellor investment in the related project.

      During 1999, the Company paid a Chancellor Entity $2.0 million for development and management rights related to a senior community in New Jersey, the purchase price for which was based on expected earnings from the development of the senior community.

      During 1999, as part of its evaluation of strategic alternatives, the Company terminated approximately 30 projects in its development pipeline as a result of both Chancellor's inability to obtain adequate financing to continue developing these projects and the Company's decision to discontinue projects in markets where competitive factors have resulted in slower than expected facility fill rates and overbuilding.

      During 1999, the Company recorded interest income of $3.4 million from various Chancellor Entities related primarily to amounts owed pursuant to various development and management agreements and other advances. Such outstanding amounts earned interest at the same rate as the Company pays under its line of credit with an unrelated third-party bank.

      During 1999, primarily as a result of negotiations during the Company's evaluation of strategic alternatives, the continued deterioration in the skilled nursing business, and the decisions of certain third-parties to terminate development projects, the Company recorded charges totaling $30.4 million to write-down to their estimated net realizable value certain Chancellor accounts receivable and other long-term assets (see Notes 15 and 17).

      During 1999, to assist it in evaluating strategic alternatives, the Company entered into a consulting contract with a company controlled by a member of the Company's Board of Directors. The contract is renewable on a month to month basis and may be terminated by either party upon 30 days notice. The Company recognized expense of approximately $0.2 million in 1999 related to this contract.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements and Applicable Schedules Thereto

      Report of Independent Accountants                                     F-1

      Balance Sheets as of December 31, 1999 and 1998                       F-2

      Consolidated Statements of Operations for the years ended
         December 31, 1999, 1998 and 1997                                   F-3

      Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997                                   F-4

      Consolidated Statement of Changes in Stockholders' Equity
         for the years ended December 31, 1999, 1998 and 1997               F-5

      Notes to Consolidated Financial Statements                            F-6

      Financial Statement Schedules                                        F-23

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of CareMatrix Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) present fairly, in all material respects, the financial position of CareMatrix Corporation at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index under Item 14(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As more fully described in Notes 1, 2, and 7 to the Consolidated Financial Statements, the consolidated financial statements as of and for the year ended December 31, 1998, have been restated to reflect a modification in the accounting for certain development, management, and lease agreements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 17 to the consolidated financial statements, the Company has suffered significant losses from operations, is in violation of its bank financing covenants, and is dependent on certain future transactions to generate sufficient cash flow all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
July 3, 2000

CAREMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
as of December 31, 1999 and 1998

ASSETS                                                                              1999                1998
------                                                                         -------------       --------------
                                                                                                     (Restated)
Current assets:
  Cash and cash equivalents                                                    $   4,276,918       $  28,258,098
  Restricted cash                                                                  3,807,484          22,077,282
  Receivables:
       Accounts receivable, net of allowance for doubtful accounts of
          $2,313,292 and $2,077,198 at December 31, 1999
          and 1998, respectively                                                  21,030,666          23,421,886
       Accounts receivable -- related party, net of allowance for
          doubtful accounts of $4,210,775 at December 31, 1999                    16,949,886          13,302,747
Prepaid and refundable income taxes, net                                          17,206,913                  --
Deferred income taxes                                                                     --           4,126,024
Prepaid expenses and other current assets                                          2,910,196           2,869,024
                                                                               -------------       -------------
          Total current assets                                                    66,182,063          94,055,061
Lease acquisition costs and prepaid rent, net                                     22,023,025          15,177,344
Property and equipment, net                                                      276,586,515         188,745,951
Other long-term assets, net                                                       39,438,712          44,152,996
Goodwill, net of accumulated amortization of $4,036,804 and $2,429,494 at
     December 31, 1999 and 1998, respectively                                     35,390,922          42,496,693
                                                                               -------------       -------------
          Total assets                                                         $ 439,621,237       $ 384,628,045
                                                                               =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current portion of long-term debt                                         $  25,848,277       $     848,600
     Accounts payable                                                             14,766,916           9,196,913
     Accrued compensation and benefits                                             4,265,313           2,724,923
     Accrued liabilities                                                          11,898,170          12,728,839
     Other current liabilities                                                     2,130,086           1,255,007
                                                                               -------------       -------------
          Total current liabilities                                               58,908,762          26,754,282
Borrowings under line of credit                                                           --          20,863,687
Convertible subordinated notes                                                   115,000,000         115,000,000
Long-term debt                                                                    76,527,746          43,029,548
Other long-term liabilities                                                      132,596,446          55,443,528

Commitments and contingencies

Stockholders' equity:
     Preferred stock, stated at liquidation value of $10.00 per share, authorized 232,968 shares, 7,100 and 7,300 shares issued and outstanding
         at December 31, 1999 and 1998, respectively                                  71,000              73,000
     Common stock, par value $.05, authorized 75,000,000 shares,
         18,476,564 and 18,014,562 shares issued and outstanding
         at  December 31, 1999 and 1998, respectively                                923,830             900,729
Additional paid-in capital                                                       126,430,803         125,218,393
Treasury stock, at cost (191,400 shares at December 31, 1999)                     (2,994,675)                 --
Accumulated deficit                                                              (67,842,675)         (2,655,122)
                                                                               -------------       -------------
          Total stockholders' equity                                              56,588,283         123,537,000
                                                                               -------------       -------------
            Total liabilities and stockholders' equity                         $ 439,621,237       $ 384,628,045
                                                                               =============       =============


    The accompanying notes are an integral part of the consolidated financial statements.

CAREMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 1999, 1998 and 1997

                                                             Year Ended December 31,
                                                -----------------------------------------------------
                                                    1999                1998                 1997
                                                -------------       -------------       -------------
                                                                     (Restated)
Revenue:
  Resident operations                           $ 165,368,769       $ 108,191,568       $  50,784,960
  Resident operations -- related party             15,732,693          12,688,650           4,771,799
  Development fee income                            1,036,619           2,122,297           5,790,795
  Development fee income -- related party           2,791,050          12,958,826          11,845,534
                                                -------------       -------------       -------------
    Total revenue                                 184,929,131         135,961,341          73,193,088
                                                -------------       -------------       -------------

Expenses:
  Facility operating expenses                     130,582,190          79,643,232          38,385,616
  Facility lease expense                            1,655,514           1,592,586           4,501,279
  Facility lease expense -- related party          18,998,662          15,365,167           4,013,918
  General and administrative                       24,621,524          19,362,355          15,003,514
  Asset impairment  and other charges              48,028,047                  --                  --
  Depreciation and amortization                    12,856,878           5,681,865           2,315,189
                                                -------------       -------------       -------------
    Total expenses                                236,742,815         121,645,205          64,219,516
                                                -------------       -------------       -------------

Earnings (loss) from operations                   (51,813,684)         14,316,136           8,973,572

Other income (expense):
  Interest and other income                         1,674,390           6,353,923           5,421,078
  Interest expense                                (18,779,001)         (9,705,121)         (3,357,716)
  Interest and other income -- related party        5,290,196           2,127,866                  --
                                                -------------       -------------       -------------
    Total other income (expense)                  (11,814,415)         (1,223,332)          2,063,362
                                                -------------       -------------       -------------

Earnings (loss) before income taxes,
    cumulative effect of accounting
    change, and preferred dividends               (63,628,099)         13,092,804          11,036,934
Provision for income taxes                          1,552,304           5,368,050           4,436,847
                                                -------------       -------------       -------------
Earnings (loss) before cumulative effect
    of accounting change, and preferred
    dividends                                     (65,180,403)          7,724,754           6,600,087
Cumulative effect of accounting change, net
    of taxes of $374,562                                   --             539,004                  --
Preferred dividends                                     7,150              10,050              23,700
                                                -------------       -------------       -------------
Net earnings (loss)                             $ (65,187,553)      $   7,175,700       $   6,576,387
                                                =============       =============       =============

Basic shares outstanding                           17,952,521          17,632,278          17,144,338
                                                =============       =============       =============
Basic earning (loss) per share
    before cumulative effect
    of accounting change                        $       (3.63)      $        0.44       $        0.38

Loss per share of cumulative
    effect of accounting
    change                                                 --               (0.03)                 --
                                                -------------       -------------       -------------

Basic earnings (loss) per share                 $       (3.63)      $        0.41       $        0.38
                                                =============       =============       =============

Diluted shares outstanding                         17,952,521          18,136,382          17,536,173
                                                =============       =============       =============

Diluted earnings (loss) per share
    before cumulative effect
    of accounting change                        $       (3.63)      $        0.43       $        0.38

Loss per share of cumulative
    effect of accounting
    change                                                 --       $       (0.03)      $          --
                                                -------------       -------------       -------------

Diluted earnings (loss) per common share        $       (3.63)      $        0.40       $        0.38
                                                =============       =============       =============


    The accompanying notes are an integral part of the consolidated financial statements.

CAREMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1999, 1998 and 1997

                                                                      Year Ended December 31,
                                                         -----------------------------------------------------
                                                              1999               1998                1997
                                                         -------------       -------------       -------------
                                                                              (Restated)
Cash flows from operating activities:
  Net earnings (loss)                                    $ (65,187,553)      $   7,175,700       $   6,576,387
  Noncash items included in net earnings (loss):
    Cumulative effect change in accounting                          --             539,004                  --
    Asset impairment and other charges                      48,028,047                  --                  --
    Depreciation of fixed assets                             7,992,534           2,913,750             644,237
    Amortization of intangible assets                        5,394,099           2,768,115           1,670,952
    Other noncash items                                      1,000,000                  --             277,105
Increase in accounts receivable                            (18,289,873)        (12,631,255)        (16,514,572)
Decrease (increase) in current assets                        1,398,349            (551,590)                 --
Increase in prepaid and refundable income taxes            (17,206,913)                 --                  --
Increase in current liabilities                              9,334,928           5,122,104           4,714,040
Change in deferred taxes and other items                    12,432,860             (28,743)            328,630
                                                         -------------       -------------       -------------
Net cash provided by (used by) operating activities        (15,103,522)          5,307,085          (2,303,221)
                                                         -------------       -------------       -------------

Cash flows from investing activities:
  Additions to property and equipment                       (4,527,373)        (11,794,744)         (1,948,169)
  Sales of property and equipment                                   --           3,917,574                  --
  Purchase of SeniorCare Group, Ltd., net of
    cash acquired                                           (5,780,000)       (100,727,631)                 --
  Increase in assets held for sale                                  --                  --            (781,237)
  Increase in other long-term assets                       (14,057,151)        (21,224,799)         (5,783,215)
  Decrease (increase) in restricted cash                    18,269,798         (18,974,814)         (1,623,374)
  Lease acquisition costs and prepaid rent, net            (27,854,064)        (11,701,003)         (2,087,568)
                                                         -------------       -------------       -------------
  Net cash used by investing activities                    (33,948,790)       (160,505,417)        (12,223,563)
                                                         -------------       -------------       -------------
Cash flows from financing activities:
  Borrowings under the line of credit, net                   4,000,000          20,863,687                  --
  Exercise of stock options and warrants                       662,089          11,231,383           2,032,282
  Repurchase of common shares                               (2,994,675)                 --                  --
  Repayments to stockholder                                         --                  --          (1,468,756)
  Proceeds from issuance of convertible
    subordinated notes, net                                         --                  --         111,448,423
  Net proceeds from mortgage refinancing                    25,739,395                  --                  --
  Net proceeds from construction financing                     834,943           3,168,394                  --
  Payments on capital lease obligations                             --          (3,920,000)                 --
  Repayment of debt and other long-term
    liabilities, net                                        (3,170,620)           (598,444)         (2,832,090)
Other                                                               --              91,975                  --
                                                         -------------       -------------       -------------
Net cash provided by financing activities                   25,071,132          30,836,995         109,179,859
                                                         -------------       -------------       -------------
(Decrease) Increase in cash and cash equivalents           (23,981,180)       (124,361,337)         94,653,075
Cash and cash equivalents, beginning of period              28,258,098         152,619,435          57,966,360
                                                         -------------       -------------       -------------
Cash and cash equivalents, end of period                 $   4,276,918       $  28,258,098       $ 152,619,435
                                                         =============       =============       =============
Other noncash items:
  Conversion of convertible debentures into equity       $          --       $   2,000,000       $          --
                                                         =============       =============       =============
  Issuance of stock options in connection with
    the acquisition of SeniorCare Group, Ltd.            $          --       $   3,968,617       $          --
                                                         =============       =============       =============
  Exercise of compensatory stock options                 $   1,000,000       $          --       $          --
                                                         =============       =============       =============
  Additions to property and equipment                    $  54,809,982       $  19,776,874       $          --
                                                         =============       =============       =============
  Additions to other long-term liabilities               $  56,308,661       $  23,796,269       $          --
                                                         =============       =============       =============
  Additions to other long-term assets                    $     726,912       $   4,019,395       $          --
                                                         =============       =============       =============
  Additions to capital lease assets and liabiltites      $  23,561,780       $  21,888,451       $          --
                                                         =============       =============       =============
  Change in capital lease obligations and
      lease acquisition costs                            $   5,280,000       $          --       $          --
                                                         =============       =============       =============


    The accompanying notes are an integral part of the consolidated financial statements.

CAREMATRIX CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended December 31, 1999, 1998, and 1997

                                                                                                         Preferred Stock
                                                                                                  ---------------------------------
                                                                    Common Stock                             Series A
                                                          ---------------------------------       ---------------------------------
                                                              Shares             Amount              Shares              Amount
                                                          -------------       -------------       -------------       -------------
Balance - December 31, 1996                                  17,111,649       $     855,582              25,000       $     250,000
Conversion of preferred stock                                     1,489                  74              (1,700)            (17,000)
Exercise of stock options                                       149,569               7,478
Income tax effect of stock option exercises
Repurchase of shares                                            (12,874)               (644)
Exercise of warrants                                             12,060                 605
Change in measurement date of employee stock options
Issuance of warrants
Net earnings                                                         --                  --                  --                  --
                                                          -------------       -------------       -------------       -------------
Balance - December 31, 1997                                  17,261,893             863,095              23,300             233,000
Conversion of preferred stock                                    14,121                 706             (16,000)           (160,000)
Exercise of stock options                                       456,163              22,808                  --                  --
Income tax effect of stock option exercises
Exercise of warrants                                            149,052               7,453
Issuance of options in connection with acquisition
Issuance of shares upon conversion of debt                      133,333               6,667
Net earnings                                                         --                  --                  --                  --
                                                          -------------       -------------       -------------       -------------
Balance - December 31, 1998 (restated)                       18,014,562             900,729               7,300              73,000
Conversion of preferred stock                                       176                   9                (200)             (2,000)
Exercise of stock options                                        17,734                 887
Income tax effect of stock option exercises
Stock-based compensation                                        444,092              22,205
Purchase of treasury stock
Net loss
                                                          -------------       -------------       -------------       -------------
Balance - December 31, 1999                                  18,476,564       $     923,830               7,100       $      71,000
                                                          =============       =============       =============       =============

                                                                              (Accumulated
                                                            Additional          Deficit)
                                                             Paid-in            Retained            Treasury
                                                             Capital            Earnings              Stock              Total
                                                          -------------       -------------       -------------       -------------
Balance - December 31, 1996                               $ 103,337,184       $ (16,407,209)      $          --       $  88,035,557
Conversion of preferred stock                                    16,926                                                          --
Exercise of stock options                                     1,797,736                                                   1,805,214
Income tax effect of stock option exercises                     717,248                                                     717,248
Repurchase of shares                                                                                                           (644)
Exercise of warrants                                            227,111                                                     227,716
Change in measurement date of employee stock options          1,154,750                                                   1,154,750
Issuance of warrants                                            645,072                                                     645,072
Net earnings                                                                      6,576,387                               6,576,387
                                                          -------------       -------------       -------------       -------------
Balance - December 31, 1997                                 107,896,027          (9,830,822)                 --          99,161,300
Conversion of preferred stock                                   159,294                                                          --
Exercise of stock options                                     6,421,232                                                   6,444,040
Income tax effect of stock option exercises                   1,990,000                                                   1,990,000
Exercise of warrants                                          2,789,890                                                   2,797,343
Issuance of options in connection with acquisition            3,968,617                                                   3,968,617
Issuance of shares upon conversion of debt                    1,993,333                                                   2,000,000
Net earnings                                                         --           7,175,700                               7,175,700
                                                          -------------       -------------       -------------       -------------
Balance - December 31, 1998 (Restated)                      125,218,393          (2,655,122)                            123,537,000
Conversion of preferred stock                                     1,991                                                          --
Exercise of stock options                                       232,624                                                     233,511
Stock-based compensation                                        977,795                                                   1,000,000
Purchase of treasury stock                                                                           (2,994,675)         (2,994,675)
Net loss                                                                        (65,187,553)                            (65,187,553)
                                                          -------------       -------------       -------------       -------------
Balance - December 31, 1999                               $ 126,430,803       $ (67,842,675)      $  (2,994,675)      $  56,588,283
                                                          =============       =============       =============       =============


    The accompanying notes are an integral part of the consolidated financial statements.

                             CAREMATRIX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS, ORGANIZATION AND PRESENTATION

      CareMatrix Corporation ("CareMatrix" or the "Company") develops, manages and operates assisted living and various other health care facilities.

Principles Of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The financial statements also include the accounts of certain special purpose entities that the Company is deemed to control although it does not have an ownership interest in such entities. Certain balances in the prior year financial statements have been reclassified to conform to the current year's presentation.

Restatement of Historical Financial Statements

      On June 19, 2000, the Company announced that after consultation with its independent auditors it would restate its financial statements as of and for the year ended December 31, 1998 and for the fiscal quarters beginning March 31, 1998, through September 30, 1999.

      The overall effect of the restatement on net earnings (loss) and net earnings (loss) per share in each of the periods subject to the restatement is as follows:

                                      As Previously Reported                            As Restated
                                                   Net earnings (loss)                      Net earnings (loss)
                                                       per share           Net earnings          per share
                           Net earnings (loss)      Basic      Diluted        (loss)         Basic      Diluted
                           ------------------      -------     -------     ------------     -------     -------
Quarter ended 3/31/98           $3,365,190          $0.19        $0.19      $1,115,096       $0.06       $0.06
Quarter ended 6/30/98           $4,150,535          $0.23        $0.23      $1,712,501       $0.10       $0.09
Quarter ended 9/30/98           $4,937,234          $0.28        $0.27      $2,082,896       $0.12       $0.12
Quarter ended 12/31/98          $5,605,982          $0.31        $0.30      $2,265,207       $0.13       $0.12
Year ended 12/31/98            $18,058,941          $1.02        $0.99      $7,175,700       $0.41       $0.40
Quarter ended 3/31/99           $5,895,841          $0.33        $0.32      $1,653,828       $0.09       $0.09
Quarter ended 6/30/99           $6,308,881          $0.35        $0.34      $  979,821       $0.05       $0.05
Quarter ended 9/30/99          ($1,214,178)        ($0.07)      ($0.07)    ($3,728,490)     ($0.21)     ($0.21)

      The restatement resulted primarily from a modification in the accounting for certain development, management, and lease agreements with Chancellor Senior Housing Group, Inc. and a third-party (see Note 2). This resulted in the Company reversing certain development fees recorded in prior periods and recording deferred revenue for the cash received from the respective development agreements, recognizing the start-up losses and/or operating activities of the facilities related to these agreements, capitalizing certain lease agreements, and consolidating, for accounting purposes only, certain Chancellor Entities which the Company is developing. The effect of these adjustments for and as of the year ended December 31, 1998 is summarized in the chart below.

                                                             Management/
                                                                Lease                       Cumulative
                             Historical                       Agreement                     effect of                    Restated
                            December 31,                      accounting      Capital       accounting    Income Tax    December 31,
                                1998       EITF97-10(1)     combination(2)    lease(2)       change(1)      effect          1998
                            ------------  --------------    --------------   -----------    ----------    ----------    ------------
Current assets              $101,940,220   ($5,757,673)      ($3,555,657)       $260,367    ($913,566)    $2,081,370     $94,055,061
Long-term assets            $247,706,227   $23,796,269                       $17,110,080                  $1,960,408    $290,572,984
Current liabilities          $28,473,153                                      $1,782,741    ($374,562)   ($3,127,050)    $26,754,282
Long-term debt              $186,753,053   $26,964,663                       $20,638,587                    ($19,540)   $234,336,763
Shareholders' equity        $134,420,241   ($8,926,067)      ($3,555,657)    ($5,050,881)   ($539,004)   ($7,188,368)   $123,537,000

Revenue                     $146,918,478   ($8,922,019)      ($3,555,657)     $1,520,539                                $135,961,341
Operating expenses          $116,211,810        $4,048                        $5,429,347                                $121,645,205
Other expoense, net              $81,259                                      $1,142,073                                  $1,223,332
Earnings before tax and
   cumulative effect of
   accounting change         $30,625,409   ($8,926,067)      ($3,555,657)    ($5,050,881)                                $13,092,804
Income taxes                 $12,556,418                                                                 ($7,188,368)     $5,368,050

(1) See Note 2.
(2) See Note 7.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

      Cash and cash equivalents consist of highly liquid instruments with maturities at the time of purchase of three months or less and whose cost approximates market value because of the short maturity of these instruments.

Restricted Cash

      Restricted cash is comprised of amounts held as cash collateral (see Note
4) and security deposits received from residents at the independent and assisted living facilities.

Revenue

      Revenue from resident operations consists primarily of resident, management, and marketing fees from the assisted living and other health care facilities. Resident fees are paid by residents for housing, health care and related services and are recognized in the period in which the Company provides the services. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined.

      Management and marketing fee revenues are included in resident operations and are recognized in the period in which the Company provides services. The Company normally receives fees based on either a percentage of net revenues of the facilities managed (generally approximating 5%) or fixed fees over certain terms. On eight related-party management agreements, the Company is contractually responsible for all operating expenses, excluding debt service, and therefore includes these amounts in its results.

      Development fee revenues are recognized on a percentage of completion basis using the achievement of specific milestones in the development process. The Company enters into development agreements with both related and unrelated parties and the time required for fulfillment of obligations under these agreements normally exceeds one year.

      Bad debt expense was $16,746,380 ($12,999,511 included in Asset Impairment and other charges and $4,446,869 included in general and administrative expense), $971,766, and $317,588 for the years ended December 31, 1999, 1998, and 1997, respectively.

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Third-Party Reimbursement

      For the years ended December 31, 1999, 1998, and 1997, approximately 19%, 29%, and 25%, respectively, of the Company's operating revenue was derived primarily from the participation of the Company's nursing homes in Medicare and Medicaid programs. During the periods included in these financial statements, Medicare compensated the Company both on a "cost reimbursement" and on a "prospective payment system" basis. Medicaid compensates the Company for nursing services, patient care and administrative and routine services based on interim payments and re-indexed rate payments (final settlements) subject to ceilings. In addition to extensive existing governmental health care regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Legislative changes to federal or state reimbursement systems could adversely and retroactively affect recorded revenues.

Property and Equipment

      Additions are recorded at cost and depreciation is recorded by use of the straight-line method for buildings, improvements and equipment over their useful lives or, in the case of leasehold improvements, over the life of the lease, if shorter. Maintenance and repairs are charged to expense as incurred. Major renewals or improvements are capitalized.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of the acquisition cost over the fair market value of net assets acquired in purchase transactions and is being amortized over lives ranging from 25 to 30 years from the date of acquisition. Lease acquisition costs are amortized over the term of the related lease. Goodwill is assessed for impairment when there are indicators of potential impairment. Whenever the undiscounted future cash flows are less than the carrying value of the goodwill an impairment has been triggered and an impairment charge is recorded for the difference between the carrying amount and the discounted cash flows.

Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), the Company periodically assesses the recoverability of long-lived assets, including property and equipment and intangibles, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related assets. In performing this analysis, management considers such factors as current results, trends, future prospects, and other economic factors.

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

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Segment Reporting

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial statements. It also requires disclosures about products and services, geographic areas and major customers.

      The Company is in the business of providing a continuum of assisted living and other services to seniors, including development, management, leasing and ownership of senior care facilities. The Company's executive management and Board of Directors evaluates the activities and financial information associated with providing these services as a single operating segment. Because the Company is operated as a single operating segment, the adoption of SFAS 131 did not affect the results of operations, financial position, or require the disclosure of segment information.

Accounting Changes

      Effective the beginning of 1998, the Company's financial statements reflect the implementation of the Financial Accounting Standards Board Emerging Issues Task Force Issue 97-10, "The Effect of Lessee Involvement in Asset Construction," ("EITF 97-10"). EITF 97-10 concerns, among other items, the accounting treatment for development fees received by a lessee in build-to-suit leases. Under certain conditions, the Company may also be considered, in substance, the owner of a real estate development project. If the Company is deemed the owner of the real estate development project during the development stage, the Company would be required to consolidate the real estate project and defer the development fees it earns under its development agreements. Such fees would be amortized over the future lease term. The cumulative effect of the implementation of EITF-97-10, which relates to fees earned prior to January 1, 1998, reduced net earnings for the year ended December 31, 1998, by $0.5 million (net of $0.4 million in income taxes). See Note 1 for the impact on fiscal years 1998 and 1999.

3.    MERGERS, ACQUISITIONS AND DISPOSITIONS

      In September 1998, the Company completed the acquisition of six operating facilities and three development sites ("SeniorCare") on Long Island, New York, from various affiliated individuals (the "Sellers"). The acquisition of a tenth facility, located in New Jersey, was completed in January 1999 upon receiving the necessary licenses.

      Including the New Jersey facility, the acquisition price consisted of approximately $105.7 million in cash and $4.1 million of future payments, 400,000 stock options of the Company, and the assumption of approximately $44.2 million in debt. The acquisition was accounted for as a purchase and accordingly, the results of operations of SeniorCare are included in the Company's results beginning September 1, 1998. The Company recorded approximately $22.3 million of goodwill related to the purchase, which is being amortized over 30 years. The remainder of the purchase price was allocated primarily to the acquired land and buildings.

      The Company also entered into an arrangement whereby the Sellers have the right to put to the Company and the Company has the right to buy from the Sellers, beginning September 2001, certain pharmacy and home health companies for the greater of $8.0 million or eight times net earnings before income taxes for a specified period prior to closing.

      The following represents the unaudited pro forma combined results of operations of the Company as if SeniorCare was acquired on January 1, 1997.

                                       Year ended December 31,
                                      1998                 1997
                                ---------------      ---------------
Revenue                         $   153,970,243      $    94,913,386
Net earnings                    $     6,578,922      $     3,659,347
Basic earnings per share        $          0.37      $          0.21
Diluted earnings per share      $          0.36      $          0.20

      The pro forma information given above is prior to the cumulative effect of a change in accounting principle for the year ended December 31, 1998.

      The pro forma information given above does not purport to be indicative of the results that actually would have been attained if the acquisition of SeniorCare had occurred on the date noted, and is not intended to be a projection of future results or trends.

      During the quarter ended September 30, 1998, the Company purchased six facilities which it had previously been leasing under the terms of various operating leases. The total purchase price was approximately $8.4 million. Subsequently, three of these facilities representing 164 units were sold.

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.    RESTRICTED CASH

Cash Collateral

      Under the terms of an agreement to fix interest rates on future leases with Chancellor Senior Housing Group, Inc. and certain affiliated companies, the Company was required to maintain specified levels of cash collateral with a financial institution. Interest on the funds held accrued to the benefit of the Company. As of December 31, 1999, the Company had terminated this agreement. At December 31, 1998, the amount held as collateral was approximately $19.1 million.

5.    ASSETS HELD FOR SALE

      In 1996, the Company initiated a plan to dispose of certain acquired facilities, of which one facility containing 72 beds remains to be sold at December 31, 1999. The Company expects to dispose of this facility during 2000. Included in general and administrative expenses in 1999 and 1998 are losses of $147,878 and $35,054, respectively, from this facility. During the year ended December 31, 1997, the facilities generated operating losses of $303,501 which were excluded from the Company's consolidated statement of operations and accounted for as an adjustment to the carrying amount of the related assets.

6.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                                   December 31,
                                     Estimated Useful    -------------------------------
                                        Life Years            1999             1998
                                        ----------       -------------     -------------
                                                                            (restated)
Land                                                     $  37,488,665     $  33,738,439
Buildings and improvements               30 - 35           115,730,226       105,737,248
Furniture, fixtures and equipment         3 - 8             13,162,814         9,719,042
Leasehold improvements                    4 - 15               518,611         1,169,448
Capital lease assets                     17                 45,450,231        21,888,451
Construction in progress                                    75,195,488        20,140,309
                                                         -------------     -------------
                                                           287,546,035       192,392,937
Accumulated depreciation and
  amortization                                             (10,959,520)       (3,646,986)
                                                         -------------     -------------
Property and equipment, net                              $ 276,586,515     $ 188,745,951
                                                         =============     =============

      Included in construction in progress are assets of $74.7 million in 1999 and $19.8 million in 1998 related to facilities in construction in which the Company does not have legal title to the related assets but which are requred to be consolidated under EITF 97-10 as the Company is deemed the owner of the related project (see Note 2).

7.    OTHER LONG-TERM ASSETS

      Other long-term assets consist of the following at December 31, 1999 and 1998:

                                                             December 31,
                                                   ----------------------------
                                                      1999              1998
                                                   -----------      -----------
Notes receivable, net                              $ 3,038,016      $ 9,273,807
Deferred financing costs, net                        8,748,211        7,489,779
Deferred tax assets                                         --        4,597,470
Lease and purchase deposits, net                    14,153,629       17,205,646
Investments                                            851,898        3,463,139
Other, net                                          12,646,958        2,123,155
                                                   -----------      -----------
                                                   $39,438,712      $44,152,996
                                                   ===========      ===========

      In 1998, the Company entered into various agreements with SeniorCare Development, LLC., to develop, manage, and operate up to seven assisted living facilities in Connecticut at mutually agreed upon locations. As of December 31, 1999, the Company had entered into definitive agreements regarding five facilities with two sites yet

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


to be identified. The Company has entered into a management agreement to manage the properties upon obtaining a certificate of occupancy and is required to lease each facility no later than two years from the date the certificate of occupancy was issued. In addition the Company is required to fund certain operating losses during the two year management period. At December 31, 1999, four of the facilities were in operation. Because the Company is required to lease these facilities, the Company treats the development, management and lease agreements as a single agreement. In addition, the Company's financial statements reflect the start-up losses of the facilities funded by the lessor after the lease commitments were signed as a lease inducement (See Note 1 for restatement impact.) Accordingly, the Company's financial statements reflect the results of operations for each of these facilities as of January 1998. Additionally, although no lease agreement is legally in effect, the financial statements reflect each of these facilities as a capital lease asset and liability as of the date each facility opened.

      Under the terms of these agreements, the Company was required to make the following payments: (i) loans to the facilities totaling $5.1 million at December 31, 1999 and 1998. The loans bear interest at a rate of LIBOR plus 2.4% which is lowered to LIBOR plus 2.0% upon commencement of the leases. The outstanding loan balance plus accrued but unpaid interest are due and payable at varying dates beginning May 31, 2001, and ending December 2002; (ii) the Company is obligated to fund start-up losses, as defined, in excess of $0.9 million per facility; (iii) payments of lease deposits totaling $9.0 million. The lease deposits are repaid via a rent credit upon the Company electing to extend its lease under the terms of the then existing lease agreements. If the Company elects not to extend the lease, then the lease deposit is forfeited; and (iv) lease commitment fees totaling $2.8 million. The lease deposits and commitment fees are accounted for as capital lease assets with the payment of such amounts reducing the respective capital lease obligations.

      In 1998, the Company entered into an affiliation agreement with National Assisted Living Limited Partnership. Under the terms of the agreement, the parties have a put and call related to the purchase/sale of up to 600 units in nine facilities once they achieve stabilized occupancy. The Company is required to make a purchase deposit of $0.6 million within five days after the certificate of occupancy is obtained for a facility. The purchase price is based on a multiple of eight and a half times cash flow, as defined. In connection with entering into the agreement, the Company made an initial deposit of $1.0 million and, at December 31, 1999 and 1998, had made deposits on six and two properties, respectively.

      During 1998, the Company made lease deposits on two facilities which are owned 50% by a third party and 50% by a related party (see Note 15).

8.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following at December 31, 1999 and 1998:

                                      1999             1998
                                  -----------      -----------
Accrued merger related costs      $   550,210      $ 5,937,768
Accrued interest                    3,169,236        2,793,104
Other                               8,178,724        3,997,967
                                  -----------      -----------
Total accrued liabilities         $11,898,170      $12,728,839
                                  ===========      ===========

      During 1999, approximately $4.0 million of merger related costs established in the allocation of the purchase price of SeniorCare were reversed after management determined they were no longer required. The adjustment is reflected as a reduction of goodwill in the Consolidated Balance Sheet.

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.    DEBT

      Long-term debt consists of the following at December 31, 1999 and 1998:

                                                                         1999              1998
                                                                     ------------      ------------
a) Convertible subordinated notes, 6.25% interest, due in August
   2004, convertible to common stock at $28.875 per share            $115,000,000      $115,000,000

b) Facility mortgages payable with varying interest rates due between January 2002 and June 2009, collateralized by real
   estate                                                              77,444,958        43,724,996

c) Borrowings under line of credit                                     24,863,687        20,863,687

Other notes payable at varying interest rates                              67,378           153,152
                                                                     ------------      ------------

Subtotal                                                              217,376,023       179,741,835

Less current maturities                                                25,848,277           848,600
                                                                     ------------      ------------

Long-term debt                                                       $191,527,746      $178,893,235
                                                                     ============      ============

a) In 1997, the Company completed a private offering of $115 million 6.25% Convertible Subordinated Notes (the "Notes") due August 15, 2004. Interest is payable semi-annually in February and August. The Notes are convertible into common stock of the Company at any time through the close of business on the final maturity date of the Notes, unless previously redeemed or repurchased, at a conversion price of $28.875 per share, subject to adjustment under certain conditions. Prior to August 18, 2000, the Notes are not redeemable at the option of the Company. Thereafter, the Notes are redeemable at the option of the Company, in whole or in part, at declining redemption prices. The Notes are unsecured obligations of the Company and are subordinated to all existing and future Senior Indebtedness, as defined, and all liabilities of the Company and its subsidiaries. The holders of the Notes may put the Notes to the Company if the Company's common stock is not traded on either a national or an automated trading exchange. The fair value of the Notes at December 31, 1999, and 1998, was estimated at $41.4 million and $134.5 million, respectively, based on the quoted market prices of the Notes at those dates.

b) The facility mortgages were originally assumed as part of the purchase of SeniorCare. During the quarter ended June 30, 1999, the Company refinanced certain of these mortgages. The new loans have an aggregate principal amount of $38.0 million and bear interest at 7.53%. The loans mature June 2009 and payments of principal and interest began July 1999. The proceeds from the loan were used primarily for working capital. In connection with the refinancing, the Company reduced goodwill by approximately $1.5 million, which represented the net excess of the carrying value of the debt over the amount required to be repaid.

      During the quarter ended March 31, 1999, the Company also refinanced mortgage debt assumed in the acquisition. The new mortgage has a principal amount of $16.7 million, bears interest at 30 day LIBOR plus 3% and matures January 31, 2002. Interest payments are due monthly and began in March 1999. The proceeds from the loan were used primarily to complete the acquisition of SeniorCare.

      The fair value of these mortgages is the same as the book value based on interest rates offered to the Company for similar borrowings.

c) In 1998 the Company entered into an agreement with several banks for a $35.0 million line of credit (the "Line"). The Line bears interest at a spread over either LIBOR or Prime Rate as selected by the Company. The interest rate on the outstanding balance at December 31, 1999, was 9.5%. The agreement requires the Company to pay a commitment fee of between 0.250% and 0.625% on the

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      unused portion of the Line. The Line matures in January 2001 and is collateralized, in part, by certain of the Company's accounts receivable. The agreement contains, among other restrictions, provisions limiting the issuance of additional debt, the amount and type of investments, the payment of dividends, and the maintenance of specified financial ratios. Although at December 31, 1999, the Company was in violation of certain of these covenants, an Event of Default, as defined, was not declared. As a result of the Company being in violation of these covenants, the Company has classified the balance of the Line as a current liability (see Note
      19).

      At December 31, 1999, the principal payments due on the debt noted above over the next five fiscal years are as follows:

                   Year Ended December 31,
                   -----------------------
                   2000                                      $ 25,848,277
                   2001                                         1,073,477
                   2002                                        31,957,986
                   2003                                           886,568
                   2004                                       123,125,950
                   Thereafter                                  34,483,765
                                                            -------------
                                                             $217,376,023
                                                            =============

      Interest paid in the years ended December 31, 1999 and 1998, was $14.2 million and $8.7 million, respectively.

10.   OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following at December 31, 1999 and 1998.

                                                1999              1998
                                            ------------       -----------
Construction financing                      $ 84,108,267       $26,964,663
Deferred service costs                         3,973,717         5,338,976
Deferred income taxes                                 --         2,096,938
Capital lease obligations                     40,724,690        19,041,772
Deferred income                                3,457,261         1,596,815
Other                                            332,511           404,364
                                            ------------       -----------
                                            $132,596,446       $55,443,528
                                            ============       ===========

      Construction financing relates to projects in development that the Company is required to consolidate for accounting purposes. The Company is not legally obligated to nor does it make payments on such obligations.

      The capital lease obligations relate to four facilities in 1999 and two in 1998. The obligations have imputed interest rates ranging between 8.65% and 9.59%. The lease terms extend through dates ranging between April 2015 and January 2016. Cash payments are not required under the terms of these leases for up to two years from the date the lease is entered into.

      At December 31, 1999, payments due on the capital lease obligations over the next five fiscal years are as follows:

                   Year ended December 31,
                   -----------------------
                   2000                                    $  4,062,965
                   2001                                       4,738,889
                   2002                                       4,757,295
                   2003                                       4,943,149
                   2004                                       5,313,429
                   Thereafter                                59,981,233
                                                           ------------
                                                             83,796,960

                   Less amounts representing interest        43,072,270
                                                           ------------
                                                           $ 40,724,690
                                                           ============

11.   INCOME TAXES

      Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax assets will not be realized.

      The Company's deferred tax assets and liabilities, included in prepaid expenses and other current and long-term assets and other long-term liabilities on the balance sheet, are comprised of the following at December 31, 1999 and 1998:

                                                              1999               1998
                                                          ------------        -----------
Deferred tax assets
      Accrued merger costs                                $    914,087        $   986,918
      Accrued consulting                                        62,840             67,990
      Bad debt reserve                                       9,871,576            706,803
      Accrued expenses                                       4,385,556          2,081,368
      Accrued vacation                                         217,477            200,595
      Net operating loss carryforwards                       5,206,745          2,637,062
      Deferred revenue                                       3,070,235          1,960,408
      Insurance reserves                                       562,831             82,350
                                                          ------------        -----------
      Deferred tax assets                                   24,291,347          8,723,494
                                                          ------------        -----------

Deferred tax liabilities
      Fixed assets                                          (2,459,405)        (2,034,595)
      Intangible assets                                       (466,043)           (62,343)
                                                          ------------        -----------
      Deferred tax liabilities                              (2,925,448)        (2,096,938)
                                                          ------------        -----------
      Valuation allowance on
        net deferred taxes                                 (21,365,899)                --
                                                          ------------        -----------
                                                          $         --        $ 6,626,556
                                                          ============        ===========

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Rate reconciliation                                           1999               1998                1997
                                                           -----------        -----------        ------------
      Federal tax at statutory rate                              (35.0)%             35.0%               34.0%
      State tax, net of federal benefit                            3.4                6.4                 5.7
      Goodwill amortization                                        0.5                2.7                 3.3
      Utilization of net operating loss carryforwards               --                 --                (1.6)
      Other                                                       (1.6)              (3.1)                0.7
      Change in valuation allowance                               35.1                 --                (1.9)
                                                           -----------        -----------        ------------

      Net effective rate                                           2.4%              41.0%               40.2%
                                                           ===========        ===========        ============

                                 1999               1998              1997
                             ------------       ------------      -----------
Tax provision/(benefit)
      Current:
         Federal             $ (6,815,224)      $  6,699,996      $ 2,504,505
         State                  1,740,972          2,169,818          836,494
                             ------------       ------------      -----------
                               (5,074,252)         8,869,814        3,340,999
                             ------------       ------------      -----------
      Deferred:
           Federal              5,706,090         (2,623,863)         877,769
           State                  920,466           (877,901)         218,079
                             ------------       ------------      -----------
                                6,626,556         (3,501,764)       1,095,848
                             ------------       ------------      -----------

      Total                  $  1,552,304       $  5,368,050      $ 4,436,847
                             ============       ============      ===========

      During 1997, both the valuation allowance and goodwill were reduced by $5.1 million to reflect the utilization of deferred tax assets which were recorded as part of the Company's merger with The Standish Care Company, Inc. In 1997, the Company also recognized a tax benefit of $0.5 million to reflect the utilization of deferred tax assets existing at December 31, 1996 which related to post-Merger activity. As a result of the acquisition of SeniorCare, the Company recorded additional deferred tax liabilities of $1.5 million. Additionally, the Company recorded tax benefits of $0.4 million in 1998, $2.0 million in 1998, and $0.7 million in 1997 related to the exercise of employee stock options which was recognized as an addition to additional paid-in capital.

      The Company has net operating loss carryforwards ("NOL") of $14.7 million which will expire from 2004 to 2011. Additionally, $7.6 million of such NOL are subject to Internal Revenue Code Section 382 which limits the annual amount of the loss carryforward which may be deducted annually. During 1999, the Company established a valuation allowance of $21.4 million against these NOLs and its other remaining net deferred tax assets since their utilization in future periods is uncertain at this time.

      The Company has paid federal income taxes of $7.4 million in 1999 and $7.1 million in 1998 and state income taxes of $1.4 million in 1999 and $3.6 million in 1998.

12.   EQUITY

Stock Options

      The Company has adopted a stock option plan for officers and employees. The number of shares available under this plan was increased from 1,600,000 in 1997 to 2,600,000 in 1998 and 2,900,000 in 1999. The Company also maintains a stock option plan for non-employee members of the Board of Directors to purchase up to 36,000 shares of its Common Stock. Options granted under these plans generally vest over three and four year periods and expire ten years after the date of the grant. The total shares available under these plans and the Company's Amended and Restated 1991 Combination Stock Option Plan are 3,336,000.

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                        Weighted
                                                        Average
                                                        Exercise
                                        Shares           Price
                                       ---------       ---------
Outstanding at December 31, 1996         729,140       $   12.62
Granted                                  944,200           23.79
Exercised                               (149,569)          12.07
Canceled                                 (62,286)          17.81
                                       ---------       ---------

Outstanding at December 31, 1997       1,461,485           19.66
Granted                                1,381,850           18.69
Exercised                               (456,163)          14.12
Canceled                                (164,384)          20.64
                                       ---------       ---------

Outstanding at December 31, 1998       2,222,788           20.11
Granted                                  569,092            3.66
Exercised                               (461,826)           0.51
Canceled                                (409,387)          21.04
                                       ---------       ---------

Outstanding at December 31, 1999       1,920,667       $   19.76
                                       =========       =========

      The number of shares available for the granting of options at December 31, 1999, was 349,775.

      During 1999, a total of 444,092 common shares were granted at no cost to certain current and former executive officers of the Company under the terms of retention agreements. The Company recognized compensation expense of $1.0 million from the grant of these shares. Such expense has been included in general and administrative expenses in the Consolidated Statement of Operations.

                                          Options outstanding                   Options exercisable
                                  -----------------------------------       ----------------------------
-------------------------------      Weighted
    Range of           Shares        average       Remaining contractual   Weighted average    ---------
exercise prices     outstanding   exercise price       life in months       exercise price      Number
---------------     -----------   --------------       --------------       --------------     ---------
$10.00 - $15.00        169,177        $12.04                 84                  $11.87          155,845
$15.01 - $22.50      1,287,841        $17.79                 96                  $17.66          712,249
$22.51 - $31.63        463,649        $28.08                 88                  $28.08          309,549
                    -----------   --------------       --------------       --------------     ---------
                     1,920,667        $19.76                 93                  $19.63        1,177,643
                    ===========                                                                =========

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its options. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's net loss in 1999 would have been increased by $2.2 million, or $0.12 per share on a diluted basis. In 1998, the Company's net earnings would have been reduced by $2.4 million, or $0.13 per share on a diluted basis and by $1.8 million, or $0.10 per share on a diluted basis in 1997.

      The fair value of the options granted during the previous three years and the valuation assumptions used are as follows:

 Year ended     Fair value of                                  Weighted average
December 31,   options granted   Volatility    Interest rate    expected life
------------   ---------------   ----------    -------------    -------------
   1999          $1,300,000          80%            4.8%              4.5
   1998          $8,100,000          48%            5.0%              4.0
   1997          $8,600,000          38%            6.3%              4.0

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      In February 1999, the Company announced that its Board of Directors authorized a share repurchase program of up to one million shares of its outstanding common stock from time to time in open market transactions. As of December 31, 1999, the Company had repurchased 191,400 shares at an average price of $15.59. Pending resolution of the Company's review of strategic alternatives (see Note 17), the Company has suspended purchases under the program.

      In April 1999, the Company was approved to be listed on the Nasdaq Stock Market. The Company's common stock began trading under the symbol "CMDC" on April 23, 1999.

Warrants

      During 1997, 14,808 warrants were issued at $16.55 per share and 50,000 warrants were issued at $13.125 per share. At December 31, 1999, there were 176,497 warrants to purchase shares of the Company's common stock outstanding with exercise prices ranging from $13.125 to $35.45. At December 31, 1999, all warrants were exercisable.

Series A Preferred Stock

      The conversion price of the Convertible Preferred Stock at December 31, 1999 and 1998, was $11.33. The Convertible Preferred Stock is redeemable by the Company at $10.00 per share, plus accrued but unpaid dividends, under certain circumstances.

Earnings (Loss) Per Share

      For the year ended December 31, 1999, basic loss per share was the same as diluted loss per share as the impact of the assumed exercise or conversion of options, warrants, preferred stock, and 6.25% Convertible notes would be antidilutive.

                                                       Year ended December 31, 1998
                                                 Earnings           Shares      Per Share
                                                -----------       ----------    ---------
Basic earnings per share
 Earnings available to common stockholders      $ 7,175,700       17,632,278    $    0.41
   Effect of dilutive securities:
   Stock options                                         --          427,185           --
   Warrants                                              --           76,919           --
                                                -----------       ----------    ---------
Diluted earnings per share                      $ 7,175,700       18,136,382    $    0.40
                                                ===========      ===========    =========

                                                       Year ended December 31, 1997
                                                 Earnings           Shares      Per Share
                                                -----------       ----------    ---------
Basic earnings per share
 Earnings available to common stockholders      $ 6,576,387       17,144,338    $    0.38
   Effect of dilutive securities:
   Stock options                                         --          331,424           --
   Warrants                                              --           60,411           --
                                                -----------       ----------    ---------
Diluted earnings per share                      $ 6,576,387       17,536,173    $    0.38
                                                ===========      ===========    =========

      Securities issued and outstanding but not included in the calculation of earnings per share as their assumed exercise would be antidilutive are as follows:

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                         Year ended December 31,
                                                   1999             1998           1997
                                                -----------      -----------    -----------
Stock options                                     1,920,667          527,250        439,500
Warrants                                            176,497            4,800          4,800
6.25% Convertible notes                           3,982,684        3,982,684      3,982,684
Preferred stock                                       7,100               --         23,300
                                                -----------      -----------    -----------
                                                  6,086,948        4,514,734      4,450,284
                                                ===========      ===========    ===========

13.   COMMITMENTS AND CONTINGENCIES

Commitments

      The Company leases various office space and certain equipment pursuant to operating lease agreements. The Company also leases certain of its health care facilities. These leases are generally for periods between five and fifteen years plus renewal options at the option of the Company. Future minimum lease payments under the terms of non-cancelable lease agreements at December 31, 1999 are as follows:

                    2000                       $ 17,363,001
                    2001                         15,810,076
                    2002                         15,882,129
                    2003                         15,983,281
                    2004                         16,070,358
                    Thereafter                   65,184,299
                                               ------------
                                               $146,293,144
                                               ============

      The Company has provided letters or lines of credit totaling $7.6 million at December 31, 1999 and 1998, related to management/ownership agreements for three of its facilities. Amounts advanced under the terms of the related agreements totaled $5.6 million at December 31, 1999. The Company has also signed lease guarantees with a third-party for two additional facilities.

Contingencies

      The Company is subject to complaints, claims and litigation which have risen in the normal course of business (see Note 14 for a description of other litigation). The Company does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

14.   LITIGATION

      CareMatrix Corporation and five of its officers and directors have been named as defendants in fourteen class action lawsuits filed in the United States District Court for the District of Massachusetts, one filed by Jonathan Polansky on November 3, 1999, another filed by Howard Gunty Profit Sharing Plan on November 5, 1999, another filed by Michael E. Glass on November 5, 1999, another filed by John P. Delmonico on November 5, 1999, another filed by James Cosentino on November 5, 1999, another filed by Miriam Nathan on November 5, 1999, another filed by Patti Lisa on November 5, 1999, another filed by Leroy E. Schober on November 12, 1999, another filed by Bradley Dunham on November 15, 1999, and another filed by Donald Camp, Marie Camp and Arthur Boxer on December 23, 1999, another filed by Irving Ravens on December 14, 1999, another filed by Gary A. Ryan and Michael B. London on December 3, 1999, another filed by Brock Haynes on November 22, 1999, another filed by Edward J. Oest on November 30, 1999. The complaints all make substantially the same claims. Each complaint alleges that defendants violated the federal securities laws by making material misstatements and omissions in certain of CareMatrix's public filings and statements during 1998 and 1999. Specifically, the complaints allege that such statements and omissions had the effect of artificially inflating the market price for CareMatrix's common stock until the disclosure by CareMatrix on October 7, 1999 of its expectation that results

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


for the third quarter and for the full year were not likely to meet analysts' consensus anticipated levels. Damages are unspecified.

      CareMatrix and each of its directors have been named as defendants in a class action lawsuit filed in the Court of Chancery of the State of Delaware for New Castle County. This class action was filed by the Howard Gunty Profit Sharing Plan on August 18, 1999. The complaint alleges that the defendants are engaged in a course of action that constitutes a breach of their fiduciary and other common law duties to the public shareholders of CareMatrix. Specifically, the complaint alleges that the defendants are preparing to execute a management-led buy-out or other strategic alternatives that would be unfair to the public shareholders of CareMatrix. Plaintiffs seek an injunction preventing any such buy-out or, in the event that such a buy-out is consummated, an order from the court setting it aside. Plaintiffs also seek damages and costs of an unspecified amount.

      A subsidiary of the Company (the "Subsidiary") has been named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, County of Nassau. This lawsuit was filed on October 26, 1999 in the name of Great Neck Holding, LLC and The Mayfair at Glen Cove, LLC, the Owners of two senior housing facilities located in Long Island, New York. The amended complaint alleges that the Subsidiary has breached its duties under certain management agreements covering the two facilities. The plaintiffs seek an accounting by the Subsidiary as to all funds received and expended by it with respect to the facilities covered by the management agreements, as well as damages of at least $1,000,000 and costs. In addition, the plaintiffs are seeking injunctive relief, preventing the Subsidiary from entering the subject properties or otherwise interfering with the plaintiffs' operation of the subject properties. The Subsidiary has filed a lawsuit in the same court against plaintiffs and another entity and two individuals who acted to allegedly terminate the Subsidiary as Manager without notice or cause as required under the management agreements. The complaint in the Subsidiary's action seeks to enjoin those parties from taking any further action to terminate the management agreements, as well as damages and costs. On March 30, 2000, the Subsidiary's motion for preliminary injunctive relief was granted on the condition that the Subsidiary post an undertaking in the amount of $1,000,000 and the Plaintiff's motions for preliminary injunctive relief were denied.

      The Subsidiary has also sued the company allegedly hired to replace the Subsidiary as Manager of the two facilities, for tortiously interfering with the Subsidiary's rights and performance of its obligations under the management agreements. That action was filed in the United States District Court for the Eastern District of New York. The complaint in this lawsuit seeks damages, costs, and injunctive relief. The defendant has answered the complaint, denying certain of the material allegations and asserting affirmative defenses. The defendant filed motions seeking (i) a stay of the action against it pending the outcome of the two state-court lawsuits between the Subsidiary and the Owners, discussed above, and (ii) dismissal of one of the two claims for relief asserted in the complaint. On May 5, 2000, the United States District Court granted the Subsidiary permission to amend the complaint to address the alleged pleading defect and otherwise denied the defendant's motion to dismiss that claim. Accordingly, on May 8, 2000, the Subsidiary filed an amended complaint. On May 11, 2000, the District Court denied the defendant's motion for a stay of the proceedings until the litigation with the Owners is resolved.

      CareMatrix has been named as a nominal defendant and each of its directors has been named as a defendant in two shareholder derivative class action lawsuits filed in the Court of Chancery of the State of Delaware for New Castle County. These class action lawsuits were filed by Patty Lisa and Magda Sejas on December 13, 1999. The complaint alleges that the defendant directors have breached their fiduciary duties to CareMatrix and damaged the goodwill and reputation of CareMatrix. Specifically, the complaint alleges that the defendant directors engaged in wrongful self-dealing transactions, encouraged and allowed the improper self-dealing complained of, failed to take action to stop such conduct resulting in, among other adverse consequences, federal securities lawsuits against CareMatrix, exposed CareMatrix to losses and took no steps to remove or institute legal action against those officers, directors and employees responsible for permitting the alleged misconduct. The plaintiffs seek an injunction requiring an accounting by the defendant directors to CareMatrix of the damages suffered by CareMatrix and the establishment and maintenance of effective compliance programs to ensure that CareMatrix's affiliates and employees do not engage in wrongful and self-dealing practices. The plaintiffs also seek the unspecified costs and disbursements in connection with the action.

      CareMatrix has been named as a defendant in a civil suit filed by Mariner Health Resources, Inc. and Prism Rehab Systems, Inc. in the Superior Court for Suffolk County, Massachusetts. The suit arises from the termination in 1998 of various management, consulting and services agreements between certain subsidiaries of CareMatrix and the plaintiffs in connection with certain skilled nursing facilities in Maryland, Massachusetts, New

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Jersey and Florida. The plaintiffs allege that CareMatrix failed to pay approximately $3.3 million owed to the plaintiffs, plus interest and costs, under the terms of the termination agreements between CareMatrix, certain of CareMatrix's subsidiaries and the plaintiffs. CareMatrix and its subsidiaries have denied these allegations and have counterclaimed against the plaintiffs and their corporate parent, Mariner Post-Acute Network, Inc. ("MPAN"), seeking a declaration that no monies are presently due under the termination agreements at issue. CareMatrix and its subsidiaries also seek damages for certain misconduct by the plaintiffs and MPAN relating to the management of the facilities, including, among other items, the fraudulent misrepresentation of amounts due from Medicaid at the Maryland skilled nursing facility. On January 12, 2000, plaintiffs and MPAN filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code, staying the foregoing litigation.

      CareMatrix Corporation and another entity have been named as defendants in a class action lawsuit filed in the Supreme Court of the State of New York, County of Nassau. The action was filed by Rosalind Romuno on June 15, 2000. The Complaint alleges that the defendants breached their contractual obligations to pay for certain medical services covered under the Company's health plan. The plaintiff seeks injunctive relief requiring the defendants to pay for past, present and future medical services covered under the Company's health plan, to take all actions necessary to ensure that no entity will seek enforcement against the plaintiff and other members of the class for medical services covered under the Company's health plan, and to ensure that the credit rating of the plaintiff and other members of the class is not affected by the defendant's actions, and also seeks unspecified damages and costs.

      The Company believes it has meritorious defenses to each of the actions described above and intends to vigorously defend each such action. The Company does not currently expect the outcome of any of the litigation, referenced above, to have a material adverse impact on its financial position, results of operations and cash flows.

      The Company is also subject to litigation with various vendors as a result of either contracts entered into or services provided related to facilities the Company has developed and/or managed. The current aggregate amount of such claims outstanding is approximately $3.9 million. Although the Company intends to settle or otherwise resolve these claims, there can be no assurance any or all such settlements or resolutions will be successful. Although an unfavorable outcome of any individual claim would be unlikely to have a material adverse impact on the Company, an unsuccessful resolution of a number of such claims could, in the aggregate, have a material adverse impact on the Company's financial position, results of operations, and cash flows. The Company has not currently recorded a reserve to cover such potential claims as the range of unsuccessful outcomes of such litigation cannot be reasonably estimated at this time.

15.   RELATED PARTY TRANSACTIONS

      As used herein, "Chancellor" or "Chancellor Entity" refers to Chancellor Senior Housing Group, Inc., Abraham D. Gosman (Chief Executive Officer and Chairman of the Board of the Company) or companies in which Mr. Gosman and certain current and former members of the Company's senior management exercise significant control.

      During 1999, the Company has entered into management and marketing agreements with Chancellor Entities which provide for fees to be earned by the Company during the fill-up and upon the initial move-in of residents into new facilities up to the maximum occupancy of a facility and for fees based upon the revenues of a facility. For the year ended December 31, 1999, the Company recognized revenue of $15.7 million for marketing and management services provided to various Chancellor Entities under the terms of these agreements compared to revenue of $12.7 million for the year ended December 31, 1998, and $4.8 million for the year ended December 31, 1997.

      During the quarter ended December 31, 1999, the Company purchased the rights to certain Chancellor Entities' interests in specified development projects for $2.9 million. The Company expects to sell its interests in such projects during fiscal 2000 and 2001.

      During 1999, Chancellor sold its interests in nine facilities to various third-parties. The Company had been managing these facilities and terminated its management agreements in connection with the sales.

      During the quarter ended September 30, 1999, the Company purchased a Chancellor Entity's rights to receive future cash flow distributions related to development projects for $1.7 million. The Company also purchased options to purchase land related to two development projects in Connecticut from certain Chancellor Entities for approximately $1.2 million.

      During the quarter ended June 30, 1999, the Company paid a Chancellor Entity $4.2 million to purchase, at estimated fair market value, an interest in a limited partnership. The investment was being accounted for under

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


the equity method, accordingly, the Company recorded its share of the income or expense from the investment in other income and expense. The Chancellor Entity has guaranteed the value of the investment at $4.2 million. The Company received $3.3 million upon the liquidation of the investment in the fourth quarter of 1999. The $0.9 million difference between the purchase price and amount received has been reflected as a related party receivable.

      During the quarter ended June 30, 1999, the Company paid certain Chancellor Entities $4.0 million for the right to receive each such Chancellor Entity's share of cash flow for two facilities which are owned 50% by a Chancellor Entity and 50% by third parties. The rights are being amortized over 15 years. The Company also purchased options to purchase two parcels of land from certain Chancellor Entities for approximately $4.0 million. One parcel of land was subsequently sold resulting in a gain of approximately $25,000.

      In addition, during 1999 the Company paid various Chancellor Entities $5.8 million related to prepaid rent for three facilities which it is currently leasing. The rent is being amortized over 15 years. The Company has also paid various Chancellor Entities $14.3 million related to lease rights for nine facilities which the Company is currently managing. These amounts will be amortized over the terms of the related lease agreements.

      During the quarter ended March 31, 1999, the Company paid a Chancellor Entity $2.0 million for development and management rights related to a senior community in New Jersey. The development rights are being amortized as the related fees are earned.

      During the quarter ended March 31, 1999, the Company paid certain Chancellor Entities $2.1 million to purchase, at cost, certain fixed assets. These assets were leased back to the respective Chancellor Entities under various operating leases.

      In 1998, the Company purchased, for $0.8 million, a management agreement for a skilled nursing facility located in Florida from PhyMatrix Corp., a publicly-owned physician practice management company of which Mr. Gosman was the Chairman of the Board and Chief Executive Officer and of which he, together with his two sons, beneficially owned approximately 24.6%. The Company began leasing this facility in the second quarter of 1998.

      In 1998, the Company paid various Chancellor Entities a total of $6.9 million for lease rights to three facilities. The Company also exercised its option to lease, from certain Chancellor Entities, four facilities which it had been managing. The Company paid a total of $4.0 million in lease deposits related to two of these facilities which are owned 50% by certain Chancellor entities and 50% by an unrelated third party.

      During 1998, the Company also paid a Chancellor Entity $2.0 million for development rights related to a senior living community in New York and $1.0 million to another Chancellor Entity to purchase, at original cost, its interest in a limited partnership. Such interest was liquidated in 1999.

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

      In 1997, the Company entered into a management/lease contract with a Chancellor Entity for a senior living facility in Florida. Under the terms of the agreement, the Company is not required to make a lease payment until the facility achieves certain financial performance measures. No lease payments were made in either 1999, 1998, or 1997.

      During 1997, the Company entered into four leases with Chancellor Entities. The lease terms are generally for 15 year periods plus renewal options. The Company had been managing three of these facilities. In connection with one of these leases, the Company paid $1.8 million to a Chancellor Entity for the lease rights and paid $4.8 million to another Chancellor Entity as a lease deposit.

      As of December 31, 1999, the net receivable due from Chancellor Entities was $16.9 million (see Note 17).

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      At December 31, 1999, the Company also has approximately $38.4 million of long-term assets, including lease acquisition, lease deposits, and prepaid rent, which relate to Chancellor facilities or properties which are encumbered by debt. If the related Chancellor entities were to default under the terms of their debt agreements, all or part of these assets could be put at risk depending upon the then existing facts and circumstances. The Company would evaluate the recoverability of these assets as circumstances warrant. Additionally, the Company is contemplating the sale of certain of these assets in conjunction with its evaluation of strategic alternatives (see Note 17).

16.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") was released on December 3, 1999 and provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company's implementation date for SAB 101 is the fourth quarter of 2000. The Company is currently in the process of assessing the effect of the implementation on its results of operations, financial position and cash flows.

      The FASB has also issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," ("FAS 133"). FAS 133 is effective for fiscal quarters beginning after June 15, 2000. FAS 133 requires that all derivatives are required to be recognized on the balance sheet as either assets or liabilities and measured at fair value. FAS 133 is not expected to have an impact on the Company's statement of financial position or results of operations.

17.   STRATEGIC ALTERNATIVES

      The Company has incurred significant operating losses, is in violation of its bank financing covenants, and is dependent upon certain future transactions to generate sufficient cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has planned several initiatives to mitigate this doubt including the restructuring and reduction of its corporate overhead, sales of certain assets, negotiation of a settlement agreement with Chancellor to liquidate the remaining receivables, and negotiating agreements with its lending institution to be fully paid after the consummation of certain sale transactions. If these initiatives are successful, the Company believes its remaining operations will allow it to return to profitability.

      The Company will require resources in the future to fund its working capital requirements. The Company expects to fund these resource requirements with its cash on hand, the sales of certain assets, the proceeds from its expected tax refund of $17.2 million, and the proceeds from certain transactions being contemplated between the Company and Chancellor. If certain of these transactions are either not completed or not completed in a timely fashion or modified in such a way as to significantly reduce the expected proceeds to the Company, then the Company would expect to be unable to meet its then current obligations. Additionally, on April 25, 2000, the Company was notified by Nasdaq that its stock would begin trading under the symbol "CMDCe" due to the failure of the Company to file its Annual Report on Form 10-K for the year ended December 31, 1999. The Company was granted a hearing by Nasdaq on June 1, 2000, to stay a determination by Nasdaq to delist the Company's common stock. As of the date of this Report, the Company's common stock has not been delisted. If the Company's common stock were delisted and was ineligible to be traded on either a national exchange or automated trading market, such an event would constitute a Repurchase Event, as defined under the Company's $115,000,000 6.25% Convertible Notes (see Note 9). In a Repurchase Event, the holders of the Notes could exercise a put option and require the Notes to be repaid. Such an event would likely result in the Company filing for protection under Chapter 11 of the United States Bankruptcy Code.

      The Company's common stock could also be delisted from Nasdaq both as the result of its price being below $1.00 per share for an extended period and if its tangible net worth were to fall below $4 million. In the event the Company's stock was delisted as a result of either of these two factors, the Company believes that, if its filings with the Securities and Exchange Commission are then current, its common stock will be able to be listed on either another national or automated exchange, and that therefore any delisting by Nasdaq would not cause a Repurchase Event.

      In the event the Company is unable to continue as a going concern, assets may not be recovered at their current carrying value and certain liabilities may not be settled at their current carrying amount.

      On July 22, 1999, the Company announced that the Board of Directors had instructed management to explore various strategic alternatives to maximize shareholder value. A member of the Company's Board of Directors has been engaged by the Company as a consultant to help identify strategic alternatives.

      On August 10, 1999, the Company's Board of Directors authorized the retention of certain investment banking firms to assist in further identifying strategic alternatives. The agreements with these firms expired in December 1999. Also, a special committee of the Board of Directors has been formed with the authority to engage financial advisors to assist it in considering for the benefit of the Company and its shareholders any proposal which may arise and in connection therewith retained the investment banking firm of PaineWebber Incorporated.

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

      In accordance with FAS 121, the Company also assessed the recoverability of its long-lived assets by comparing anticipated discounted future cash flows with the carrying value of the related assets. As a result of this assessment, during 1999 the Company recorded a charge of $11.5 million to write down the value of various skilled nursing facility lease costs and fixed assets to their expected net realizable value. This amount has been reflected in Asset Impairment and Other Charges in the Consolidated Statement of Operations.

      As a result of the reduction in the Company's development pipeline, the Company also restructured its corporate overhead by eliminating development positions in markets where the Company will no longer be developing projects. The Company initiated a program to reduce overall corporate overhead due to the reduced growth plans. The costs associated with these reductions in personnel, including severance and related benefits, approximated $0.6 million and have been included in Asset Impairment and Other Charges on the Consolidated

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Statement of Operations. There can be no assurance that the savings produced by the reduction in overhead will completely offset the revenue lost due to the reduction in the development pipeline.

      During the fourth quarter of 1999 the Company also recorded a charge of $3.4 million to write down the value of third-party trade accounts receivable related to the operation of the Company's skilled nursing facilities. This amount has also been reflected in Asset Impairment and Other Charges in the Consolidated Statement of Operations.

      During 1999, as a result of negotiations during the Company's evaluation of strategic alternatives and due to Chancellor's continued difficulty in obtaining adequate financing, the Company recorded a charge of $13.0 million to write-down certain Chancellor accounts receivable. Such charge is included in Asset impairment and other charges in the Consolidated Statement of Operations. Chancellor is in the process of attempting to sell a number of its properties and has agreed to share a portion of those proceeds, if any, with the Company. In evaluating the realizability of its receivable from Chancellor of $16.9 million, the Company has evaluated a number of factors including the potential sale of specific properties by Chancellor. Recognizing that the proceeds could be more or less than the amount currently being considered, the Company's management believes the current receivable balance of $16.9 million to be realizable.

      During the fourth quarter of 1999 the Company recorded a charge of $5.9 million which consists of both assets related to projects which were sold by Chancellor Entities and certain Chancellor related assets which the Company's management has determined, based on existing litigation, have been impaired in accordance with FAS 121.

      During the fourth quarter of 1999, the Company recorded charges of $13.6 million to reflect the write-down to the estimated net realizable value of certain assets to be disposed of, notes, investments, and advances. Such amounts are included in Asset Impairment and Other Charges in the Consolidated Statements of Operations.

18.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                       First            Second            Third             Fourth                Full
                                      Quarter           Quarter           Quarter           Quarter               Year
                                   -------------     -------------     -------------     --------------      -------------
FISCAL 1999
   Total revenue                   $  46,243,662     $  49,137,289     $  44,744,836     $   44,803,344      $ 184,929,131
                                   =============     =============     =============     ==============      =============

   Total operating expenses        $  40,515,413     $  44,907,950     $  48,808,216     $  102,511,236      $ 236,742,815
                                   =============     =============     =============     ==============      =============

   Net earnings (loss)             $   1,653,828     $     979,821     $  (3,728,490)    $  (64,092,712)     $ (65,187,553)
                                   =============     =============     =============     ==============      =============

   Diluted earnings per share      $        0.09     $        0.05     $       (0.21)    $        (3.56)     $       (3.63)
                                   =============     =============     =============     ==============      =============

                                       First            Second            Third             Fourth                Full
                                      Quarter           Quarter           Quarter           Quarter               Year
                                   -------------     -------------     -------------     --------------      -------------
FISCAL 1998
   Total revenue                   $  26,771,455     $  30,905,890     $  36,464,474     $  41,819,522      $ 135,961,341
                                   =============     =============     =============     =============      =============

   Total operating expenses        $  24,366,371     $  28,061,327     $  32,321,167     $  36,896,340      $ 121,645,205
                                   =============     =============     =============     =============      =============

   Net earnings                    $   1,115,096     $   1,712,501     $   2,082,896     $   2,265,207      $   7,175,700
                                   =============     =============     =============     =============      =============

   Diluted earnings per share      $        0.06     $        0.09     $        0.12     $        0.12      $        0.40
                                   =============     =============     =============     =============      =============

      The majority of the asset impairment and other charges of $48.0 million was recorded in the fourth quarter of 1999.

19.   SUBSEQUENT EVENTS

      In January 2000, in order to retain those employees the Company considers critical to its future, the Company implemented an employee retention program for substantially all remaining corporate employees except for certain of the Company's executive officers. Under the terms of the program, amounts to be paid vest over fixed time periods and are payable only upon each employee's continued employment with the Company at the time of the

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


final vesting date in May 2000. Employees terminated without cause, as defined, prior to the final vesting date are to be paid their vested portion of the retention amount. The maximum total liability under the program is approximately $3.2 million.

      In February 2000, the Company announced the appointment of Michael J. Zaccaro, formerly the Company's Chief Operating Officer, to the office of Company President.

      On February 15, 2000, the Company announced that it had elected to utilize the 30 day grace period for the $3.6 million semi-annual interest payment due on the Notes. On March 14, 2000, the Company made the interest payment.

      On April 12, 2000, the Company signed an amendment with the administrative agent to modify certain terms of its Line. Among other requirements, the Company must pay the lenders specified amounts from the proceeds of certain proposed transactions; pay down principal on the Line in accordance with a specified timetable; add additional collateral as security for the Line; convert all borrowings to Prime based; and reduce the amount available under the Line to $28.0 million with no further borrowing allowed. Although the financial covenants were modified with the intention of allowing the Company to be in compliance with all financial covenants at December 31, 1999, the amendment did not contemplate the subsequent restatement of the 1998 financial statements. As a result, the Company is technically in violation of certain covenants contained in the modified agreement. As a result the Company has reclassified the outstanding balance on the Line to current liabilities.

                             CAREMATRIX CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                     Balance at      Charged to      Charged                       Balance at
                                     beginning       costs and       to other                        end of
Description                          of period        expenses       accounts      Deductions        period
-----------                          ----------      ----------      --------      ----------      ----------
Balance at 12/31/97                  $1,067,092      $  317,588      $     --      $  279,248      $ 1,105,432
Allowance for doubtful accounts       1,105,432         971,766            --              --        2,077,198
                                     ----------      ----------      --------      ----------      -----------
Balance at 12/31/98                   1,105,432         971,766            --              --        2,077,198
Allowance for doubtful accounts       2,077,198       4,446,869            --              --        6,524,067
                                     ----------      ----------      --------      ----------      -----------
Balance at 12/31/99                  $2,077,198      $4,446,869      $     --      $       --      $ 6,524,067
                                     ==========      ==========      ========      ==========      ===========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAREMATRIX CORPORATION


                                   By:
                                       -----------------------------------------
                                       Michael J. Zaccaro
                                       President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature                                    Title                             Date
---------                                    -----                             ----

/s/ Michael J. Zaccaro
-----------------------------------------    President
Michael J. Zaccaro                           (Principal Accounting Officer)    July 5, 2000

/s/ Abraham D. Gosman
-----------------------------------------
Abraham D. Gosman                            Chairman of the Board             July 5, 2000

/s/ Andrew D. Gosman
-----------------------------------------
Andrew D. Gosman                             Vice Chairman of the Board        July 5, 2000

/s/ Michael M. Gosman
-----------------------------------------
Michael M. Gosman                            Director                          July 5, 2000

/s/ Robert Cataldo
-----------------------------------------
Robert Cataldo                               Director                          July 5, 2000

/s/ Thomas J. Magovern
-----------------------------------------
Thomas J. Magovern                           Director                          July 5, 2000

Exhibits. The following is a list of exhibits as required by Item 601 of Regulation S-K under the Act.

  Exhibit                              Description
  -------                              -----------

   2.01 Agreement and Plan of Merger dated as of July 3, 1996, by and among the Company, 12 subsidiaries thereof and the CareMatrix Affiliates (with certain exhibits and schedules attached thereto) (8)
   3.01     Corrected Third Restated Certificate of Incorporation of the Company
            (*)
   3.02     By-laws of the Company, as amended through December 9, 1996 (12)
   4.01 Indenture, dated as of August 15, 1997, between the Company and State Street Bank and Trust Company, providing for the terms and conditions of up to $115,000,000 of the Notes (10)
   10.01 Warrants dated November 9, 1993, January 13, 1994, February 4, 1994, March 1, 1994, May 25, 1995, and June 28, 1995, to purchase an aggregate of 35,833 shares of the Company's Common Stock issued to Health Care REIT, Inc. (7)
   10.02 Adams Square Limited Partnership First Amended and Restated Limited Partnership Agreement dated as of January 31, 1994 (with certain exhibits attached) (7)
   10.03 Amended and Restated 1991 Combination Stock Option Plan, as amended through June 19, 1997 (13)
   10.04 1995 Non-Qualified Stock Option Plan for Non-Employee Directors ("1995 Non-Employee Directors' Plan") (7)
   10.05    1996 Equity Incentive Plan, as amended through June 19, 1997 (13)
   10.06 Warrants dated May 26, 1993, to purchase an aggregate of 15,000 shares of the Company's Common Stock granted to Robert W. DeVore at a price of $4.50 per share (7)
   10.07    Form of Indemnification Agreement for officers and directors (2)
   10.08 Warrants dated July 30, 1996, to purchase an aggregate of 80,000 shares of the Company's Common Stock issued to Abraham D. Gosman (8)
   10.09    First Amendment to Warrant dated as of July 30, 1996 (9)
   10.10 Registration Rights Agreement dated as of July 30, 1996,between the Company and Abraham D. Gosman (8)
   10.11 Employment Agreement dated July 29, 1996, by and between CareMatrix of Massachusetts, Inc. and Marc H. Benson (9)
   10.12    Lease Agreement concerning 197 First Avenue office space (9)
   10.13 Assignment Agreement dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc. ("CMM") and Chancellor of Massachusetts, Inc. (Tampa, Florida) (9)
   10.14 Assignment Agreement dated July 3, 1996, by and between CMM and Chancellor of Massachusetts, Inc. (Atlanta, Georgia) (9)
   10.15 Assignment Agreement dated July 3, 1996, by and between CMM and Chancellor of Massachusetts, Inc. (Boynton Beach, Florida) (9)
   10.16 Management Agreement dated as of June 30, 1996, between CMM and Continuum Care of Dedham, Inc. (Dedham, Massachusetts) (9)
   10.17 Management Agreement dated as of July 1996, between CMM and Continuum Care of Needham, Inc. (Needham, Massachusetts) (9)
   10.18 Assignment Agreement dated as of June 6, 1996, between CMM and Continuum Care of West Bridgewater, Inc. (West Bridgewater, Massachusetts) (9)
   10.19 Assignment Agreement dated as of June 6, 1996, between CMM and Continuum Care of Massachusetts, Inc. (Auburn, Massachusetts) (9)
   10.20 Assignment Agreement dated as of June 6, 1996, between CMM and Continuum Care of Massachusetts, Inc. (Plymouth, Massachusetts) (9)
   10.21 Assignment Agreement dated June 6, 1996, between CMM and Continuum Care of Massachusetts, Inc. (Raynham, Massachusetts) (9)
   10.22 Development Agreement dated September 1, 1996, between CareMatrix of Cypress Station, Inc. and Chancellor of Houston, Inc. (Houston, Texas) (9)

   10.23 Assignment Agreement dated July 3, 1996, by and among AMA Funding Corporation, CMM, and Chancellor of Massachusetts, Inc. (Peoria, Arizona) (9)
   10.24 Turnkey Construction Agreement dated August 14, 1996, by and among CMM, Atlantic on the Hudson, L.L.C. and Cambridge House Associates General Partnership (Ossining, New York) (9)
   10.25 Management Agreement dated October 3, 1996, among CMM and The Mayfair at Glen Cove, L.L.C. and Hassett-Belfer Senior Housing, L.L.C. (Glen Cove, New York) (9)
   10.26 Development Agreement dated March 8, 1996, between CareMatrix of Emerald Springs Inc./Netwest of Yuma, Inc. and Emerald Springs Associates General Partnership (Yuma, Arizona) (9)
   10.27 Development Agreement dated August 18, 1996, between CareMatrix of Amethyst Arbor, Inc./Netwest Development Corporation and Amethyst Arbor Associates General Partnership (Peoria, Arizona) (9)
   10.28 Assignment Agreement dated as of June 6, 1996, between CCC of Connecticut, Inc. and CMM (Westfield Court, Connecticut) (9)
   10.29 Assignment Agreement dated July 3, 1996, by and between Chancellor of Houston, Inc. and CMM (Houston, Texas) (9)
   10.30 Assignment Agreement dated July 3, 1996, by and between Continuum Care of Massachusetts, Inc. and Chancellor of Massachusetts, Inc. (Ridgefield, Connecticut) (9)
   10.31 Assignment Agreement dated June 6, 1996, by and between CCC of Florida, Inc. and CMM (Millbury, Massachusetts) (9)
   10.32 Assignment Agreement dated July 3, 1996, by and among AMA Funding Corporation, CMM and Chancellor of Massachusetts, Inc. (Tucson, Arizona) (9)
   10.33 Management Agreement dated August 14, 1996, by and among CMM and Cambridge House Associates General Partnership (Ossining, New York)
            (9)
   10.34 Assignment Agreement dated July 3, 1996, by and between CarePlex of Southington, Inc., and Chancellor of Massachusetts, Inc. (Southington, Connecticut) (9)
   10.35 Assignment Agreement dated July 3, 1996, by and among The CarePlex Group, Inc., CMM and Chancellor of Massachusetts, Inc. (Deerfield Beach, Florida) (9)
   10.36 Development Agreement dated April 18, 1996, by and between Cheshire Care, L.L.C. and CMM Cheshire, Connecticut) (9)
   10.37 Assignment Agreement dated July 3, 1996, by and between CMM and Chancellor of Massachusetts, Inc. (Atlanta, Georgia) (9)
   10.38 Purchase and Sale Agreement dated May 1996, between CMM (f/k/a CareMatrix Corporation) and Ensign-Bickford Realty Corporation (Avon, Connecticut) (9)
   10.39 Assignment Agreement dated July 3, 1996, by and between CMM and Chancellor of Massachusetts, Inc. (Macon, Georgia) (9)
   10.40 Assignment Agreement dated July 3, 1996, by and between CMM and Chancellor of Massachusetts, Inc. (Durham, North Carolina) (9)
   10.41 Assignment Agreement dated July 3, 1996, by and between CMM and Chancellor of Massachusetts, Inc. (Livingston, New Jersey) (9)
   10.42 Assignment and Assumption of Management Agreement dated July 3, 1996, by and between CCC of New Jersey, Inc. and CMM (Park Ridge, New Jersey) (9)
   10.43 Agreement dated July 3, 1996, by and between CCC of New Jersey, Inc. and CareMatrix of Massachusetts (9)
   10.44 Development Agreement dated April 18, 1996, by and between Woodbridge Care, L.L.C. and CareMatrix Corporation (9)
   10.45 Assignment Agreement dated July 3, 1996, by and between CareMatrix of Massachusetts, Inc., and Chancellor of Massachusetts, Inc. (Glen Cove, NY; Roslyn, NY; Great Neck, NY; Wallingford, CT) (9)
   10.46 Assignment Agreement dated July 3, 1996, by and between CMM and Chancellor of Massachusetts, Inc. (Bonita Springs, Florida) (9)
   10.47 Assignment Agreement dated July 3, 1996, by and between CMM and Chancellor of Massachusetts, Inc. (Jensen Beach, Florida) (9)

   10.48 Assignment Agreement dated July 3, 1996, by and between CareMatrix of Stony Brook, Inc. and CMM (Darien, Connecticut) (9)
   10.49 Agreement of Sale dated September 6, 1996, by and between Reston Land Corporation and CMM (Reston, Virginia) (9)
   10.50 Deposit Receipt and Sale Agreement dated September 5, 1996, between Bonita Bay Properties, Inc. and CMM (Bonita Bay, Florida) (9)
   10.51 Global Services Agreement dated September 1, 1996, between Chancellor Senior Housing Group, Inc. and CMM (9)
   10.52 Master Agreement dated effective December 31, 1996, between Company and North Shore Health System (excluding exhibits) (12)
   10.53 Management Agreement dated as of December 20, 1996, between CMM and Brazilian Court, Inc. (12)
   10.54 Facility Lease dated as of December 16, 1996, between The Annapolitan Care Center, Inc. and CareMatrix of Annapolis, Inc. (12)
   10.55 First Amendment to Facility Lease dated as of December 15, 1996, between The Annapolitan Care Center, Inc. and CareMatrix of Annapolis, Inc. (12)
   10.56 Office Lease dated as of December 31, 1996, between Continuum Care of Dedham, Inc. and Company (12)
   10.57 Guaranty Agreement dated November 25, 1996, between Company and Sylvan Manor Health Care Center Limited Partnership (12)
   10.58 Purchase Agreement dated August 12, 1997, by and among the Company and certain initial purchasers of the Company's 6 1/4% Convertible Subordinated Notes (10)
   10.59 Registration Rights Agreement dated as of August 15, 1997, by and among the Company and the Initial Purchasers (10)
   10.60 Registration Agreement dated as of October 23, 199,7 by and between the Company and BancAmerica Robertson Stephens ("BARS") (11)
   10.61 Resignation Agreement by and between CareMatrix Corporation and Michael J. Doyle, dated as of July 30, 1997 (15)
   10.62 Resignation Agreement by and between CareMatrix Corporation and Kenneth M. Miles, dated as of April 10, 1997 (15)
   10.63 Warrant dated August 22, 199,7 to purchase an aggregate of 11,131 shares of the Company's Common Stock issued to Health Care REIT, Inc. (15)
   10.64 Warrant dated September 18, 1997, to purchase an aggregate of 3,677 shares of the Company's Common Stock issued to Health Care REIT, Inc. (15)
   10.65 Management Agreement dated August 14, 1996, by and among CMM and Cambridge House Associates General Partnership (12)
   10.66 Management Agreement dated October 3, 1996, by and among CMM and The Mayfair at Glen Cove, LLC and Hassett-Belfer Senior Housing, LLC
            (12)
   10.67 Management Agreement dated April 15, 199,7 by and among CMM and CCC of New Jersey, Inc. (15)
   10.68 Assignment Agreement dated January 1, 1997, by and between CMM and CCC of Massachusetts, Inc. (15)
   10.69 Lease dated August 20, 1997, between CareMatrix of Dedham, Inc. and Continuum Care of Dedham, Inc. (15)
   10.70 Lease dated June 2, 1997, between CareMatrix of Needham, Inc. and Continuum Care of Needham, Inc. (15)
   10.71 Sublease dated July 1, 1997, between CareMatrix of Lauderhill I, Inc. and Chancellor of Lauderhill I, Inc. (15)
   10.72 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor of Aberdeen, Inc. dated April 11, 1997 (15)
   10.73 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 26, 1997 (Bayport, New York) (15)
   10.74 Development Agreement between CMM and Chancellor of Clearwater, Inc. dated December 4, 1997 (15)

   10.75 Development Agreement between CMM and Chancellor of Dix Hills, Inc. dated December 30, 1997 (15)
   10.76 Development Agreement between CMM and Chancellor of East Longmeadow, Inc. dated December 4, 1997 (15)
   10.77 Development Agreement between CMM and Chancellor of Easton, Inc. dated December 4, 1997 (15)
   10.78 Development Agreement between CMM and Chancellor of Greenbelt, Inc. dated December 4, 1997 (15)
   10.79 Development Agreement between CMM and Chancellor of Islandia, Inc. dated December 4, 1997 (15)
   10.80 Development Agreement between CMM and Chancellor of Livingston, Inc. dated December 4, 1997 (15)
   10.81 Development Agreement between CMM and Chancellor of Middletown, Inc. dated September 26, 1997 (15)
   10.82 Development Agreement between CMM and Chancellor of Senior Housing Group, Inc. dated September 26, 1997 (Naples, Florida) (15)
   10.83 Development Agreement between CMM and Chancellor of Watchung, Inc. dated December 4, 1997 (15)
   10.84 Development Agreement between CMM and Chancellor of Westport, Inc. dated December 30, 1997(15)
   10.85 Turnkey Construction Contract between CarePlex of Cragganmore, Inc. and The Cragganmore Associates Limited Partnership dated October 3, 1996 (15)
   10.86 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 11, 1997 (Atlanta, Georgia) (15)
   10.87 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated July 25, 1997 (Cape Elizabeth, Maine) (15)
   10.88 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 11, 1997 (Durham, North Carolina) (15)
   10.89 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 11, 1997 (Ellicott City, MD) (15)
   10.90 Development Agreement between CareMatrix of Massachusetts, Inc. and Chancellor Senior Housing Group, Inc. dated March 31, 1996 (Houston, Texas) (15)
   10.91 Assignment Agreement between CarePlex of Newton, Inc. and CMM dated July 3, 1996 (Newton, Massachusetts; Lasell Village) (15)
   10.92 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. September 26, 1997 (Merrillville, Indiana) (15)
   10.93 Development Agreement between CMM and CCC of New Jersey, Inc. dated July 15, 1996 (Park Ridge, New Jersey) (15)
   10.94 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 26, 1997 (Pennington, New Jersey) (15)
   10.95 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated July 25, 1997 (Pineville, North Carolina) (15)
   10.96 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 26, 1997 (Reston, Virginia) (15)
   10.97 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 26, 1997 (Tamarac, Florida) (15)
   10.98 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 26, 1997 (Upper Nyack, New York) (15)
   10.99 Development Agreement between CMM and Chancellor of Deerfield Beach, Inc. dated March 19, 1997 (15)
   10.100 Development Agreement between CMM and Chancellor Stuart, Inc. dated January 10, 1997 (15)
   10.101 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 11, 1997 (Jensen Beach (Villas), Florida)
            (15)

   10.102 Development Agreement between CMM and Chancellor of Logan Square, Inc. dated April 11, 1997 (15)
   10.103 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 11, 1997 (Ridgefield, Connecticut) (15)
   10.104 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 11, 1997 (Roswell, Georgia) (15)
   10.105 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 11, 1997 (Saco, Maine) (15)
   10.106 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated July 25, 1997 (Upper Providence, Pennsylvania)
            (15)
   10.107 Development Services Agreement between CMM, The Mayfair at Great Neck, LLC, and Hassett-Belfer Senior Housing & Services, LLC dated December 5, 1997 (15)
   10.108 Development Agreement between CareMatrix of Amber Lights, Inc., Netwest Development Corporation and Amber Lights Associates General Partnership dated December 10, 1996 (15)
   10.109 Development Agreement between CareMatrix of Amethyst Arbor, Inc., Netwest Development Corporation and Amethyst Arbor Associates General Partnership dated August 28, 1996 (15)
   10.110 Development Agreement between CMM and Chancellor of the Armory, Inc. dated September 1, 1998 (16)
   10.111 Management Agreement between CMM and Chancellor of Aberdeen, Inc. dated April 11, 1997 (16)
   10.112 Consulting Agreement between CMM and Chancellor of Aberdeen, Inc. dated July 1, 1998 (16)
   10.113 First Amendment to Management Agreement between CMM and Chancellor of Aberdeen, Inc. dated April 15, 1998 (16)
   10.114 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 30, 1998 (Bradenton, Florida) (16)
   10.115 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated July 10, 1998 (Brooklyn, Ohio) (16)
   10.116 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated November 19, 1998 (Burr Ridge, Illinois) (16)
   10.117 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 30, 1998 (Chestnut, Pennsylvania) (16)
   10.118 Management Agreement between CMM and Chancellor of Deerfield Beach, Inc. dated March 19, 1997 (16)
   10.119 Consulting Agreement between CMM and Chancellor of Deerfield Beach, Inc. dated July 1, 1998 (16)
   10.120 First Amendment to Management Agreement between CMM and Chancellor of Deerfield Beach, Inc. dated April 15, 1998 (16)
   10.121 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated March 3, 1998 (Garden City, New York) (16)
   10.122 Management Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 26, 1997 (Merrillville, Indiana) (16)
   10.123 Assignment Agreement between Chancellor Senior Housing Group, Inc. and Chancellor of Merrillville, Inc. dated November 19, 1997 (16)
   10.124 First Amendment to Management Agreement between CMM and Chancellor of Merrillville, inc. dated April 15, 1998 (16)
   10.125 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated September 1, 1998 (Old Saybrook, Connecticut) (16)
   10.126 Consulting Agreement between CMM and CCC of New Jersey, Inc. dated December 31, 1997 (Park Ridge, New Jersey) (16)
   10.127 Consulting Agreement between CMM and CCC of New Jersey, Inc. dated July 1, 1998 (Park Ridge/Princeton, New Jersey) (16)

   10.128 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated July 1, 1998 (Southbury, Connecticut) (16)
   10.129 Management Agreement between CMM and Cragganmore Associates Limited Partnership dated August 1, 1998 (16)
   10.130 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated December 22, 1997 (Chicago, Illinois) (16)
   10.131 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated December 24, 1998 (Venice, Florida) (16)
   10.132 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated March 31, 1998 (Vernon Hills, Illinois) (16)
   10.133 Development Agreement between CMM and Chancellor of Abington, Inc. dated August 31, 1998 (Abington, Pennsylvania) (16)
   10.134 Development Agreement between CMM and Chancellor of Cordova, Inc. dated January 20, 1998 (Cordova, Tennessee) (16)
   10.135 Development Agreement between CMM and Chancellor of Easton, Inc. dated December 4, 1997 (Easton, Connecticut) (16)
   10.136 Development Agreement between CMM and Chancellor of Flossmoor, Inc. dated March 31, 1998 (Flossmoor, Illinois) (16)
   10.137 Development Agreement between CMM and Chancellor of Ft. Myers, Inc. dated March 6, 1998 (Ft. Myers, Florida) (16)
   10.138 Development Agreement between CMM and Chancellor of Haverford, Inc. dated March 12, 1998 (Haverford, Pennsylvania) (16)
   10.139 Development Agreement between CMM and Chancellor of Mt. Prospect, Inc. dated May 6, 1998 (Mt. Prospect, Illinois) (16)
   10.140 Development Agreement between CMM and Cambridge House Associates General Partnership dated September 1, 1998 (Ossining, New York)
            (16)
   10.141 Development Agreement between CMM and Chancellor of Pennington, Inc. dated September 26, 1997 (Pennington, New Jersey) (16)
   10.142 Development Agreement between CMM and Chancellor of Stoneham, Inc. dated December 12, 1997 (Stoneham, Massachusetts) (16)
   10.143 Development Agreement between CMM and Chancellor Senior Housing Group, Inc. dated April 1, 1998 (Wellington, Florida) (16)
   10.144 Development Agreement between CMM and Chancellor of Westlake, Inc. dated June 26, 1998 (Westlake, Ohio) (16)
   10.145 Facility Lease Agreement between CCC of New Jersey, Inc. and CareMatrix of Princeton (ALF), Inc. dated October 30, 1998 (16)
   10.146 Facility Lease Agreement between Stony Brook Court, LLC and CareMatrix of Darien, Inc. dated September 30, 1998 (16)
   10.147 Purchase agreement between CMM and various affiliated individuals dated July 13, 1998. (14)
   10.148 First Amendment between CMM and various affiliated individuals dated August 31, 1998 (14)
   10.149 Development Agreement between CMM, The Benenson Capital Company, Spectrum Bellefair Corporation and Bellefair Holding Company (Ryebrook) dated January 1, 1998(16)
   10.150 Development Agreement between CMM, The Benenson Capital Company, Spectrum Bellefair Corporation and The Bellefair Home & Land Company (Ryebrook) dated January 1, 1998(16)
   10.151 Consulting Agreement effective as of October 1, 1998, between Chancellor of ARI, Inc. and CMM (*)
   10.152 Assignment Agreement dated August 20, 1999, by and between CMM and Chancellor Senior Housing Group, Inc. (North Haven, CT) (*)
   10.153 Consulting Agreement effective as of October 1, 1998, between Chancellor of Bonita Springs, Inc. and CMM (*)

   10.154 Consulting Agreement between Chancellor of Aberdeen, Inc. and CMM effective as of October 1, 1998 (*)
   10.155 Consulting Agreement between Cambridge House Associates, G.P. and CMM effective as of October 1, 1998 (*)
   10.156 Consulting Agreement between Chancellor of Cape Elizabeth, Inc. and CMM effective as of October 1, 1998 (*)
   10.157 Consulting Agreement between Sheldon Corp. and CareMatrix Corporation dated August 9, 1999 (*)
   10.158 Consulting Agreement between Chancellor of Clearfield, Inc. and CMM effective as of October 1, 1998 (*)
   10.159 Consulting Agreement between The Cragganmore Associates Limited Partnership and CMM effective as of October 1, 1998 (*)
   10.160 Consulting Agreement between Chancellor of Deerfield Beach, Inc. and CMM effective as of October 1, 1998 (*)
   10.161 Consulting Agreement effective as of October 1, 1998, between Chancellor of Durham, Inc. and CMM (*)
   10.162 Consulting Agreement effective as of October 1, 1998, between Chancellor of Ellicott City, Inc. and CMM (*)
   10.163 Agreement dated March 30, 1999, by and between CMM and various Chancellor Entities (*)
   10.164 Consulting Agreement effective as of October 1, 1998, between CareMatrix of Houston, Inc. and CMM (*)
   10.165 Consulting Agreement between Chancellor of the Lakes, Inc. and CMM effective as of October 1, 1998 (*)
   10.166 Consulting Agreement between Chancellor of Laurelwood, Inc. and CMM effective as of October 1, 1998 (*)
   10.167 Consulting Agreement effective as of October 1, 1998, between Chancellor at Logan Square, Inc. and CMM (*)
   10.168 Agreement dated September 30, 1999, by and between CMM and Chancellor of Deerfield Beach, Inc. (*)
   10.169 Agreement dated August 10, 1999, by and between CMM and Chancellor of Aberdeen, Inc. (*)
   10.170 Agreement dated August 10, 1999, by and between CMM and Chancellor of Cape Elizabeth, Inc. (*)
   10.171 Agreement dated September 30, 1999, by and between CMM and Chancellor of Clearfield, Inc. (*)
   10.172 Agreement dated August 10, 1999, by and between CMM and Chancellor of Merrillville, Inc. (*)
   10.173 Agreement dated June 30, 1999, by and between CMM and Cambridge House Associates General Partnership (*)
   10.174 Agreement dated March 31, 1999, by and between CMM and CCC of New Jersey, Inc. (*)
   10.175 Agreement dated August 10, 1999, by and between CMM and Chancellor of Saco, Inc. (*)
   10.176 Consulting Agreement effective as of October 1, 1998, between Chancellor of Merrillville, Inc. and CMM (*)
   10.177 Consulting Agreement effective as of October 1, 1998, between Chancellor of Naples, Inc. and CMM (*)
   10.178 Consulting Agreement effective as of October 1, 1998, between CCC of New Jersey, Inc. and CMM (*)
   10.179 Option Agreement dated June 30, 1999, by and between AMA of South Florida, Inc. and CMX Leasing Co. (*)
   10.180 Consulting Agreement between Chancellor of Pineville, Inc. and CMM effective as of October 1, 1998 (*)

   10.181 Consulting Agreement made effective as of July 1, 1999, between The Windrows at Princeton Corporation and CMM (*)
   10.182 Letter dated March 30, 1999, by and between Continuum Care of Dedham, Inc. and CareMatrix of Dedham, Inc. (*)
   10.183 Letter dated March 30, 1999, by and between PBG Medical Mall SNF, Ltd. and CareMatrix of Palm Beach Gardens (SNF), Inc. (*)
   10.184 Consulting Agreement effective as of October 1, 1998, between Chancellor of Roswell, Inc. and CMM (*)
   10.185 Consulting Agreement between Chancellor of Saco, Inc. and CMM effective as of October 1, 1998 (*)
   10.186 Consulting Agreement between Chancellor of Stuart, Inc. and CMM effective as of October 1, 1998 (*)
   10.187 Letter dated March 30, 1999, by and between CCC of New Jersey, Inc. and CareMatrix of Princeton (SNF), Inc. (*)
   10.188 Assignment Agreement dated March 30, 1999, by and between CMM and Chancellor of Glen Cove, Inc. (*)
   10.189 Assignment Agreement dated September 8, 1999, by and between CMM and Abraham D. Gosman (*)
   10.190 Assignment Agreement dated November 4, 1999, by and between CMM, Chancellor of Abington, Inc., and Chancellor Senior Housing Group, Inc. (*)
   10.191 Option Agreement dated August 13, 1999, by and between CMX Leasing Co. and Chancellor of Cheshire, Inc. (*)
   10.192 Option Agreement dated March 31, 1999, by and between CareMatrix of Houston, Inc. and CMM (*)
   10.193   Consulting Agreement effective as of May 1, 1999, between
            Chancellor Senior Housing Group, Inc. and CMM (Brooklyn, OH) (*)
   10.195 Consulting Agreement effective as of September 1, 1998, between Chancellor of Clearwater, Inc. and CMM (*)
   10.199 Consulting Agreement effective as of October 1, 1998, between Chancellor of Green Valley I, Inc. and CMM (*)
   10.200 Consulting Agreement effective as of September 1, 1998, between Chancellor of Greenbelt, Inc. and CMM (*)
   10.201 Consulting Agreement effective as of January 1, 1998, between CareMatrix of Houston, Inc. and CMM (*)
   10.204 Consulting Agreement effective as of February 1, 1998, between Chancellor at Logan Square, Inc. and CMM (*)
   10.206   Consulting Agreement effective as of May 1, 1999, between
            Chancellor of Middletown, Inc. and CMM (*)
   10.207 Consulting Agreement effective as of February 1, 1999, between Chancellor of Mount Prospect, Inc. and CMM (*)

   10.208 Consulting Agreement effective as of January 1, 1998, between Chancellor of Naples, Inc. and CMM (*)
   10.210 Consulting Agreement effective as of October 1, 1998, between Chancellor of Pennington, Inc. and CMM (*)
   10.211 Consulting Agreement effective as of July 1, 1998, between Chancellor of Peoria, Inc. and CMM (*)
   10.212 Consulting Agreement effective as of January 1, 1998, between Chancellor of Roswell, Inc. and CMM (*)
   10.213 Agreement between CareMatrix Corporation and The Windrows at Princeton Corporation dated July 1, 1998 (*)
   10.215 Consulting Agreement effective as of July 1, 1998, between Chancellor of Tucson, Inc. and CMM (*)
   10.216 Consulting Agreement effective as of July 1, 1998, between Chancellor of Upper Providence, Inc. and CMM (*)
   10.217 Consulting Agreement effective as of July 1, 1998, between Chancellor of Watchung, Inc. and CMM (*)
   10.218 Termination Agreement by and between CareMatrix of Houston, Inc. and CMM dated September 30, 1999 (*)
   10.219 Consulting Agreement effective as of January 1, 1998, between Chancellor of the Armory, Inc. and CMM(*)
   10.220 Consulting Agreement effective as of May 1, 1999, between Chancellor of Bayport, Inc. and CMM (*)
   10.221 Consulting Agreement effective as of January 1, 1998, between Chancellor of Bonita Springs, Inc. and CMM (*)
   10.222 Consulting Agreement effective as of January 1, 1998, between Chancellor of Aberdeen, Inc. and CMM (*)
   10.223 Consulting Agreement effective as of March 1, 1998, between Chancellor of Cape Elizabeth, Inc. and CMM (*)
   10.224 Consulting Agreement effective as of January 1, 1998, between Chancellor of Deerfield Beach, Inc. and CMM (*)
   10.225 Consulting Agreement effective as of January 1, 1998, between Chancellor of Durham, Inc. and CMM (*)
   10.226 Consulting Agreement effective as of September 1, 1998, between Chancellor of East Longmeadow, Inc. and CMM (*)
   10.227 Consulting Agreement effective as of January 1, 1998, between Chancellor of Ellicott City, Inc. and CMM (*)
   10.228 Consulting Agreement effective as of January 1, 1998, between Chancellor of Merrillville, Inc. and CMM (*)
   10.229 Consulting Agreement effective as of September 1, 1998, between Chancellor of Altamonte Springs, Inc. and CMM (*)
   10.230 Consulting Agreement effective as of January 1, 1998, between CCC of New Jersey, Inc. and CMM (*)
   10.231 Consulting Agreement effective as of January 1, 1998, between Chancellor of Pineville, Inc. and CMM (*)
   10.232 Consulting Agreement effective as of January 1, 1998, between Chancellor of Ridgefield, Inc. and CMM (*)
   10.233 Consulting Agreement effective as of January 1, 1998, between Chancellor of Stuart, Inc. and CMM (*)
   21.00    Subsidiaries of the Company (*)
   23.00    Consent of PricewaterhouseCoopers LLP (*)
   27.00    Financial Data Schedule for fiscal year-end 1999 (*)

_____________________
*    Filed herewith
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 33-64720)
(2) Filed as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-44966-B)
(3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992
(4) Filed as an Exhibit to the Company's Report on Form 10-K dated for the fiscal year ended December 31, 1993
(5) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994
(6)  Filed as an Exhibit to the Company's Report on Form 8-K dated July 20, 1992
(7) Filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995
(8) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (No. 333-5364)
(9) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 333-11455)
(10) Filed as an Exhibit to the Company's Registration Statement on Form S-3 filed by the Company on October 17, 1997 (No. 333-38113)
(11) Filed as an Exhibit to the Company's Registration Statement on Form S-3 filed by the Company on November 12, 1997 (No. 333-40015)
(12) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996
(13) Filed as an Exhibit to the Company's Proxy Statement dated May 2, 1997
(14) Filed as an Exhibit to the Company's Report on Form 8-K dated as of September 1, 1998
(15) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997
(16) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.