Form 10-Q
period 2000-03-31
CAREMATRIX CORP
filed 2000-07-17
CIK 879969

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.

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

                             ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at July 14, 2000
           -----                                    ----------------------------
Common Stock, $.05 par value                              18,476,789 shares

================================================================================

                             CAREMATRIX CORPORATION

                                     INDEX


PART I - FINANCIAL CONDITION                                                Page
                                                                            ----

Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999         3

Consolidated Statements of Earnings for the three months ended March
  31, 2000, and March 31, 1999                                                 4

Consolidated Statements of Cash Flows for the three months ended March
  31, 2000, and March 31, 1999                                                 5

Notes to Consolidated Financial Statements                                     6

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                       11

Quantitative and Qualitative Disclosures About Market Risk                    14

PART II - OTHER INFORMATION

Item 1: Legal Proceedings                                                     16

Item 2: Changes in Securities                                                 18

Item 3: Defaults Upon Senior Securities                                       18

Item 4: Submission of Matters to a Vote of Security Holders                   18

Item 5: Other Information                                                     18

Item 6: Exhibits and Reports of Form 8-K                                      18

CAREMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
as of March 31, 2000 and December 31, 1999

                                                    March 31, 2000   December 31, 1999
                                                    --------------   -----------------
                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                          $    733,611      $  4,276,918
  Restricted cash                                       3,183,812         3,807,484
  Receivables:
    Accounts receivable, net                           21,211,268        21,030,666
    Accounts receivable, related party                 18,670,661        16,949,886
Prepaid and refundable income taxes, net               10,908,897        17,206,913
Prepaid expenses and other current assets               2,800,840         2,910,196
                                                     ------------      ------------
Total current assets                                   57,509,089        66,182,063
Lease acquisition costs and prepaid rent, net          21,308,886        22,023,025
Property and equipment, net                           293,405,742       276,586,515
Other long-term assets, net                            33,250,483        39,438,712
Goodwill, net                                          35,015,734        35,390,922
                                                     ------------      ------------
Total assets                                         $440,489,934      $439,621,237
                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                    $ 25,848,277      $ 25,848,277
Accounts payable                                       13,508,766        14,766,916
Accrued compensation and benefits                       4,830,669         4,265,313
Accrued liabilities                                     8,660,954        11,898,170
Other current liabilities                               3,628,259         2,130,086
                                                     ------------      ------------
Total current liabilities                              56,476,925        58,908,762
Convertible subordinated notes                        115,000,000       115,000,000
Mortgages and notes payable                            75,948,968        76,527,746
Other long-term liabilities                           150,166,268       132,596,446

Stockholders' equity                                   42,897,773        56,588,283
                                                     ------------      ------------
Total liabilities and stockholders' equity           $440,489,934      $439,621,237
                                                     ============      ============

               The accompanying notes are an integral part of the
                        consolidated financial statements

CAREMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) for the three months ended March 31, 2000 and March 31, 1999

                                                       Three Months Ended March 31,
                                                     ------------------------------
                                                         2000              1999
                                                     ------------      ------------
Revenues:
  Resident operations                                $ 41,453,907      $ 39,270,868
  Resident operations - related party                     300,000         5,461,700
  Development fee income                                       --            72,442
  Development fee income - related party                       --         1,438,652
                                                     ------------      ------------
    Total revenue                                      41,753,907        46,243,662
                                                     ------------      ------------

Expenses:
  Facility operating expenses                          35,292,277        28,413,249
  Facility lease expense                                  268,750           847,560
  Facility lease expense - related party                5,042,465         3,720,845
  General and administrative                            4,920,219         4,754,785
  Depreciation and amortization                         3,240,056         2,778,974
                                                     ------------      ------------
    Total expenses                                     48,763,767        40,515,413
                                                     ------------      ------------

Earnings (loss) from operations                        (7,009,860)        5,728,249

Other income (expense):
  Interest income - related party                              --           699,821
  Interest and other income                               231,654           783,271
  Interest and other expense                           (6,486,072)       (4,474,725)
                                                     ------------      ------------
    Total other income (expense)                       (6,254,418)       (2,991,633)
                                                     ------------      ------------

Earnings (loss) before income taxes and
  preferred dividends                                 (13,264,278)        2,736,616
Income taxes                                              424,457         1,080,963
                                                     ------------      ------------
Earnings (loss) before preferred dividends            (13,688,735)        1,655,653
Preferred dividends                                         1,775             1,825
                                                     ------------      ------------
Net earnings (loss) available to common
  shareholders                                       $(13,690,510)     $  1,653,828
                                                     ============      ============

Basic shares outstanding                               18,476,789        18,012,159
                                                     ============      ============
Basic earnings (loss) per share                      $      (0.74)     $       0.09
                                                     ============      ============

Diluted shares outstanding                             18,476,789        18,395,039
                                                     ============      ============
Diluted earnings (loss) per share                    $      (0.74)     $       0.09
                                                     ============      ============

               The accompanying notes are an integral part of the
                        consolidated financial statements

CAREMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the three months ended March 31, 2000 and March 31, 1999

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     2000             1999
                                                                 ------------    ------------
Cash flows from operating activities:
Net earnings (loss)                                              $(13,690,510)   $  1,653,828
Noncash items included in net earnings (loss):
Depreciation of fixed assets                                        2,386,364       1,771,506
Amortization of intangible assets                                     853,692       1,007,468
Increase in accounts receivable                                    (2,031,908)     (1,619,975)
Changes in current assets                                           7,789,401        (400,648)
Decrease in current liabilities                                    (4,808,536)     (2,567,029)
Loss on sale of interest in sublease                                2,429,944              --
Accrued interest on capital lease obligations                       1,142,869         765,045
Start up losses from facilities consolidated for
  accounting purposes                                               1,509,429         101,735
Other noncash items                                                    51,494              --
                                                                 ------------    ------------
Net cash provided (used) by operating activities                   (4,367,761)        711,930
                                                                 ------------    ------------

Cash flows from investing activities:
Additions to property and equipment                                  (360,789)     (2,721,805)
Purchase of SeniorCare Group, Ltd. facility                                --      (5,780,000)
Proceeds from sale of interest in sublease                          2,370,056              --
Change in lease deposits and other long-term assets                  (552,964)    (15,464,137)
Change in restricted cash                                             156,532       4,682,421
Lease acquisition costs                                                    --        (688,453)
                                                                 ------------    ------------
Net cash provided (used) by investing activities                    1,612,835     (19,971,974)
                                                                 ------------    ------------

Cash flows from financing activities:
Exercise of stock options and warrants                                     --         199,650
Repurchase of common shares                                                --      (1,513,992)
Net proceeds from mortgage refinancing                                     --       8,736,198
Repayment of debt, net                                               (578,778)     (1,259,477)
Other, net                                                           (209,603)        (74,493)
                                                                 ------------    ------------
Net cash provided (used) by financing activities                     (788,381)      6,087,886
                                                                 ------------    ------------

Decrease in cash and cash equivalents                              (3,543,307)    (13,172,158)
Cash and cash equivalents, beginning of period                      4,276,918      28,258,098
                                                                 ------------    ------------
Cash and cash equivalents, end of period                         $    733,611    $ 15,085,940
                                                                 ============    ============

Other noncash items:
Change in capital lease obligations and lease acquistion costs   $  2,525,000    $  5,280,000
                                                                 ============    ============
Additions to capital lease assets and liabilities                $ 11,211,358    $ 23,561,780
                                                                 ============    ============
Additions to property and equipment                              $  7,633,444    $ 10,519,700
                                                                 ============    ============
Additions to other long-term liabilities                         $  8,623,982    $ 10,259,098
                                                                 ============    ============
Additions to other long-term assets                              $    348,172    $    137,555
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

      The accompanying interim unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such regulations. The financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for additional disclosures. The results of operations for the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. Certain reclassifications have been made on the prior year's financial statements to conform to the current year's presentations. All references to the "1999 Form 10-K" contained herein refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, unless otherwise specified.

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

2.    RELATED PARTY TRANSACTIONS

      As used herein, "Chancellor" or "Chancellor Entity" refers to Chancellor Senior Housing Group, Inc., Abraham D. Gosman (Chief Executive Officer and Chairman of the Board of the Company) or companies in which Mr. Gosman and certain current and former members of the Company's senior management exercise significant control.

      During the quarter ended March 31, 2000, the Company sold its interest in a sublease with a Chancellor Entity to a third-party. Chancellor leased this facility from a third-party. As consideration for the sale, the Company received cash of $2.4 million and expense and other credits in March 2000 of $1.25 million from certain Chancellor Entities related to facilities the Company currently leases from Chancellor. The Company recorded a charge of $2.4 million to write-off the unamortized portion of its lease investment. The net charge of $1.4 million is included in Interest and Other Expense on the Consolidated Statement of Operations.

3.    CAPITAL LEASE AGREEMENT

      As discussed in Note 7 of the 1999 Form 10-K, the Company has entered into various agreements with a third party to develop, manage, and operate up to seven assisted living facilities in Connecticut. Because the Company is required to lease these facilities, the Company treats the development, management and lease agreements as a single agreement. Although no lease agreement is legally in effect, the financial statements reflect each of these facilities as a capital lease asset and liability as of the date each facility opened. One facility was opened in the first quarter of 2000 related to these agreements. Accordingly, the Company recorded a capital lease asset and liability of $11.2 million during the quarter ended March 31, 2000. The balance of the capital lease liability was reduced by $2.5 million which represents the application of the lease deposits and commitment fees paid in connection with entering into the agreements.

4.    EARNINGS (LOSS) PER SHARE

      For the quarter ended March 31, 2000, basic loss per share was the same as diluted loss per share as the impact of the assumed exercise or conversion of options, warrants, preferred stock, and 6.25% Convertible Notes would be antidilutive.

CAREMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                             Three months ended March 31, 1999
                                             ---------------------------------
Basic earnings per share                     Earnings      Shares     Per share
------------------------                    ----------   ----------   ---------
Earnings available to common shareholders   $1,653,828   18,012,159     $0.09
  Effect of dilutive securities:
    Stock options and warrants                      --      382,880        --
                                            ----------   ----------     -----
Diluted earnings per share                  $1,653,828   18,395,039     $0.09
                                            ==========   ==========     =====

5.    STRATEGIC ALTERNATIVES

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

      The Company will require resources in the future to fund its working capital requirements. The Company expects to fund these resource requirements with its cash on hand, the sales of certain assets, the proceeds from its expected federal tax refund of approximately $9.0 million, and the proceeds from certain transactions being contemplated between the Company and Chancellor. If certain of these transactions are either not completed or not completed in a timely fashion or modified in such a way as to significantly reduce the expected proceeds to the Company, then the Company would expect to be unable to meet its then current obligations. Additionally, on April 25, 2000, the Company was notified by Nasdaq that its stock would begin trading under the symbol "CMDCe" due to the failure of the Company to file its Annual Report on Form 10-K for the year ended December 31, 1999. Although the Company filed its Annual Report on Form 10-K on July 5, 2000, and was not delisted, the Company received notice from Nasdaq on July 7, 2000, that its stock would be delisted if the price of the Company's common stock did not meet the minimum bid requirement of $1.00 per share on or before October 9, 2000, and immediately thereafter the stock must evidence a closing bid price of at least $1.00 per share for at least ten consecutive trading days. In the event the price of the Company's stock does not meet the minimum bid requirements, the Company is prepared to effect a reverse stock split to meet such requirement. As of the date of this Report, the Company's common stock has not been delisted. If the Company's common stock were delisted and was ineligible to be traded on either a national exchange or automated trading market, such an event would constitute a Repurchase Event, as defined under the Company's $115,000,000 6.25% Convertible Notes (see Note 9 of the 1999 Form 10-K). In a Repurchase Event, the holders of the Notes could exercise a put option and require the Notes to be repaid. Such an event would likely result in the Company filing for protection under Chapter 11 of the United States Bankruptcy Code.

      The Company's common stock could also be delisted from Nasdaq both as the result of failing to comply with the minimum requirements regarding the market value of public float and if its tangible net worth were to fall below $4.0 million. Additionally, Nasdaq has also notified the Company that it must timely file all periodic reports required by the Securities and Exchange Commission and Nasdaq for all reporting periods ending on or before June 30, 2001. In the event the Company's stock was delisted as a result of any of these factors, the Company believes that, if its filings with the Securities and Exchange Commission are then current, its common stock might be able to be listed on another national exchange, or alternatively, could be listed on an automated trading market, and that therefore any delisting by Nasdaq would not cause a Repurchase Event.

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      In the event the Company is unable to continue as a going concern, assets may not be recovered at their current carrying value and certain liabilities may not be settled at their current carrying amount.

6.    LITIGATION

      CareMatrix Corporation and five of its officers and directors have been named as defendants in fourteen class action lawsuits filing in the United States District Court for the District of Massachusetts, one filed by Jonathan Polansky on November 3, 1999, another filed by John P. Delmonico on November 5, 1999, another filed by James Cosentino on November 5, 1999, another filed by Miriam Nathan on November 5, 1999, another filed by Patti Lisa on November 5, 1999, another filed by Leroy E. Schober on November 12, 1999, another filed by Bradley Dunham on November 15, 1999, and another filed by Donald Camp, Marie Camp and Arthur Boxer on December 23, 1999, another filed by Irving Ravens on December 14, 1999, another filed by Gary A. Fryan and Michael B. London on December 3, 1999, another filed by Brock Haynes on November 22, 1999, another filed by Edward J. Oest on November 30, 1999. The complaints all make substantially the same claims. Each complaint alleges that defendants violated the federal securities laws by making material misstatements and omissions in certain of CareMatrix's public filings and statements during 1998 and 1999. Specifically, the complaints allege that such statements and omissions had the effect of artificially inflating the market price for CareMatrix's common stock until the disclosure by CareMatrix on October 7, 1999 of its expectation that results for the third quarter and for the full year were not likely to meet analysts' consensus anticipated levels. Damages are unspecified.

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

      A subsidiary of the Company (the "Subsidiary") has been named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, County of Nassau. This lawsuit was filed on October 26, 1999 in the name of Great Neck Holding, LLC and The Mayfair at Glen Cove, LLC, the owners of two senior housing facilities located in Long Island, New York. The amended complaint alleges that the Subsidiary has breached its duties under certain management agreements covering the two facilities. The plaintiffs seek an accounting by the Subsidiary as to all funds received and expended by it with respect to he facilities covered by the management agreements, as well as damages of at least $1,000,000 and costs. In addition, the plaintiffs are seeking injunctive relief, preventing the Subsidiary from entering the subject properties or otherwise interfering with the plaintiffs' operation of the subject properties. The Subsidiary has filed a lawsuit in the same court against plaintiffs and another entity and two individuals who acted to allegedly terminate the Subsidiary as Manager without notice or cause as required under the management agreements. The complaint in the Subsidiary's action seeks to enjoin those parties from taking any further action to terminate the management agreements, as well as damages and costs. On March 30, 2000, the Subsidiary's motion for preliminary injunctive relief was granted (which included giving the manager the right to manage the facilities on the condition that the Subsidiary post an undertaking in the amount of $1,000,000) and the Plaintiff's motions for preliminary injunctive relief were denied.

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

                             CAREMATRIX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

      CareMatrix has been named as a nominal defendant and each of its directors has been named as defendant in two shareholder derivative class action lawsuits filed in the Court of Chancery of the State of Delaware for New Castle County. These class action lawsuits were filed by Patty Lisa and Magda Sejas on December 13, 1999. The complaint alleges that the defendant directors have breached their fiduciary duties to CareMatrix and damaged the goodwill and reputation of CareMatrix. Specifically, the complaint alleges that the defendant directors engaged in wrongful self-dealing transactions, encouraged and allowed the improper self-dealing complained of, failed to take action to stop such conduct resulting in , among other adverse consequences, federal securities lawsuits against CareMatrix, exposed CareMatrix to losses and took no steps to remove or institute legal action against those officers, directors and employees responsible for permitting the alleged misconduct. The plaintiffs seek an injunction requiring an accounting by the defendant directors to CareMatrix of the damages suffered by CareMatrix and the establishment and maintenance of effective compliance programs to ensure that CareMatrix's affiliates and employees do not engage in wrongful and self-dealing practices. The plaintiffs also seek the unspecified costs and disbursements in connection with the action.

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

CAREMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is a provider of assisted living services to the elderly. At March 31, 2000, the Company operated 50 facilities in 14 states with a capacity of approximately 5,527 units. Of the facilities, 13 are owned, 19 are leased or operated under long-term management agreements, 14 are managed or operated under capital leases, and 4 new facilities are consolidated for accounting purposes. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

      The Company currently derives its revenues primarily from resident fees for the delivery of independent and assisted living and other long-term care services. Resident fees typically are paid monthly by residents, their families or other responsible parties. Resident fees and management fees are recognized as revenues when services are provided.

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

      o     risks related to the Company's evaluation of strategic alternatives;

      o     risks inherent in the construction and development industry;

      o     uncertainty about the changing regulatory environment;

      o     risks related to competition;

      o risks related to the Company's ability to attract and retain key personnel; and

      o risks related to the ability of the Chancellor Entities' (the entities that own a majority of the facilities the Company develops and operates) to obtain adequate financing to fund the facilities during start-up and any equity needed, including cash for operating losses, to meet bank covenants, and to fund any amounts owed to the Company. Any inability to do so, or any default by Chancellor under its debt obligations, could have a material adverse effect on the Company's financial position, results of operations, and cash flows (see Note 17 of the 1999 Form 10K). As used herein "Chancellor" or "Chancellor Entities" refer to Chancellor Senior Housing Group, Inc., Abraham D. Gosman (Chief Executive Officer and Chairman of the Board of the Company) or companies in which Mr. Gosman and certain current and former members of the Company's senior management exercise significant control.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      All references to "Notes" contained herein refer to Notes to Consolidated Financial Statements in this Form 10-Q, and all references to "1999 Form 10-K" contained herein refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, unless otherwise specified.

The quarter ended March 31, 2000 compared to the quarter ended March 31, 1999

      Revenues. Resident operations revenue decreased by $3.0 million for the first quarter of 2000 compared to the same period in 1999. The change is comprised of increases in revenue from comparable facilities of $2.4 million, non-comparable facilities of $$0.3 million, and $0.1 million from new facilities that the Company is required to consolidate for accounting purposes (see Note
1), offset by a $5.8 million decline in revenue in fees related to management contracts and other services both as a result of the decrease in the total number of facilities under construction and in operation and the Company's decision to not recognize revenue in situations where the Company is still providing services but where it is more likely than not that such revenue will not ultimately be realized. Included in resident operations revenue in the first quarter of 1999 was $4.5 million earned from marketing and management services provided to facilities under construction per the terms of existing development agreements.

      The Company did not record any development fee income in the first quarter of 2000 as a result of the termination of the remaining projects in the Company's development pipeline during 1999 (see Note 17 of the 1999 Form 10-K). The Company does not currently intend to develop additional projects.

      Facility Expenses. Facility operating expenses were $35.3 million in the first quarter of 2000 compared to $28.4 million in the same period of 1999, an increase of $6.9 million. The increase is comprised of $3.9 million from comparable facilities, $1.7 million from non-comparable facilities, $0.2 million from new facilities, and $1.1 million of start up and other operating costs from facilities the Company consolidates for accounting purposes. Included in facility operating expenses in the first quarter of 1999 was a credit of $1.2 million representing an adjustment of lost revenue due to the implementation of Medicare's Prospective Payment System. Although the Company's leases with Chancellor provide indemnification for such change in governmental regulations, the Company did not record a benefit for this indemnification agreement in the first quarter of 2000 since it is more likely than not that such benefit will not ultimately be realized.

      Facility lease expense was $5.3 million in the first quarter of 2000 compared to $4.6 million in the same period in 1999. The increase in lease expense is primarily due to increased cash flow rent payments in 2000 compared to the same period in 1999. Such cash flow rent payments are based on the profitability of the specific facility.

      General and Administrative. General and administrative expenses were $4.9 million in the first quarter of 2000 compared to $4.8 million in the comparable period in 1999. Decreases in corporate overhead due to the restructuring of the Company were offset by professional, legal, and insurance costs as a result of the Company's review of strategic alternatives (see Note 17 of the 1999 Form 10-K) and various litigation in which the Company is currently involved (see
Note 6).

      Depreciation and Amortization. Depreciation and amortization for the first quarter of 2000 increased $0.5 million compared to the same period in 1999. The increase is due primarily to $0.3 million of incremental amortization of capital lease assets and $0.2 million of depreciation and amortization from new facilities which the Company is required to consolidate for accounting purposes.

      Interest and Other Income and Interest and Other Expense. Interest and other income for the first quarter of 2000 was $0.2 million compared to $1.5 million for the same period in 1999. The decrease in interest income is due to lower average cash balances during 2000 compared to 1999. Interest and other expense for the first quarter of 2000 increased to $6.5 million from $4.5 million for the same period in 1999. The increase in interest expense is primarily due to $0.4 million of incremental interest related to facilities which were refinanced during 1999 (see Note 10 of the 1999 Form 10-K) and $0.4 million of interest expense related to facilities which the Company is required to consolidate for accounting purposes. Also included in other expense in the first quarter of 2000 is a $1.4 million charge which represents the net write-off of the remaining balance of a lease deposit for a sublease interest that was sold (see Note 2).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      Income Taxes. The Company's effective tax rate during the first quarter of 2000 was 3.2 % compared to 39.5% in 1999. The change in the effective tax rate is due both to the Company's inability to recognize deferred tax benefits because it is more likely than not that some portion of the deferred tax assets would not be realized and the limitations on the utilization of loss carrybacks at the state level.

The quarter ended March 31, 1999 compared to the quarter ended March 31, 1998

      Revenues. Resident operations revenue increased by $21.1 million for the first quarter of 1999 compared to the same period in 1998. The change is comprised principally of revenue from facilities leased or owned for less than one year, including $7.5 million from seven facilities acquired in the SeniorCare Group, Ltd. ("SeniorCare") acquisition (see Note 3 of the 1999 Form 10-K), and from fees related to management contracts and other services as a result of the increase in the number of facilities under construction and in operation.

      Development fee income decreased by $1.7 million for the first quarter of 1999 compared to the same period in 1998. The decrease is due to the impact of the Company's adoption of the Financial Accounting Standards Board Emerging Issues Task Force Issue 97-10, "The Effect of Lessee Involvement in Asset Construction," (see Note 2 of 1999 Form 10-K) as the majority of the facilities the Company was developing during the first quarter of 1999 related to projects which were subject to the provisions of this pronouncement.

      Facility Expenses. Facility operating expenses were $28.4 million in the first quarter of 1999 compared to $15.5 million in the same period of 1998, an increase of $12.9 million. The increase is primarily due to an increase from operating expenses from facilities leased or owned less than one year. Included in facility operating expenses in the first quarter of 1999 is a credit of $1.2 million representing an adjustment of lost revenue due to the implementation of Medicare's Prospective Payment System. Under the terms of the Company's existing leases, it has been indemnified by the various Chancellor Entity lessors for this change in governmental regulations.

      Facility lease expense was $4.6 million in the first quarter of 1999 compared to $3.7 million in the same period in 1998. The increase in lease expense is primarily due to facilities leased less than one year.

      General and Administrative. General and administrative expenses were $4.8 million in the first quarter of 1999 compared to $4.5 million in the comparable period in 1998. The increase in expense is due primarily to increases in salary, benefits, travel, and advertising expenses relating to the hiring of additional regional operational and marketing staff as a result of the Company's growth.

      Depreciation and Amortization. Depreciation and amortization for the first quarter of 1999 increased $2.0 million compared to the same period in 1998. The increase is due primarily to $1.1 million of depreciation from facilities open less than one year, $0.6 million from the amortization of capital lease assets, and $0.3 million from the amortization of other intangible assets.

      Interest and Other Income and Interest and Other Expense. Interest and other income for the first quarter of 1999 was $1.5 million compared to $2.3 million for the same period in 1998. The decrease is due to lower average cash balances during 1999 compared to 1998. Interest and other expense for the first quarter of 1999 increased to $4.5 million from $1.9 million for the same period in 1998. The increase in interest expense is primarily due to interest expense of $1.1 million related to debt assumed in the SeniorCare acquisition, $1.0 million of interest expense related to capital lease obligations, and $0.5 million from borrowings under the Company's line of credit.

      Income Taxes. The Company's effective tax rate during the first quarter of 1999 was 39.5 % compared to 41.6% in 1998. The decrease in the effective tax rate is due to a reduction in the effective state tax rate to 4.5% for 1999 from 6.0% for 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents at March 31, 2000, were $0.7 million compared to $4.3 million at December 31, 1999, a decrease of $3.6 million.

      Cash used by operations was $4.4 million in the first quarter of 2000. This is comprised of $10.5 million of net loss before depreciation and amortization and a $2.0 million increase in accounts receivable, partially offset by a net change in other working capital items of $3.0 million and $5.1 million of other noncash expenses related to facilities the Company consolidates for accounting purposes, accrued interest on capital lease obligations, and the charge of $1.4 million related to the write-off of the unamortized lease costs related to a sublease interest that was sold (see Note 2).

      Cash provided by investing activities was $1.6 million in the first quarter of 2000 compared to a use of $20.0 million for the same period in 1999. The source of cash was primarily due to a net of $2.0 million received from the sale of the Company's interest in a sublease (see Note 2) and a decrease in restricted cash of $0.2 million, partially offset by $0.4 million in additions to property and equipment and $0.6 million used for a purchase deposit on one facility.

      Cash flows used by financing activities were $0.8 million in the first three months of 2000 compared to a source of $6.1 million for the same period in 1999. The use of cash is primarily due to $0.6 million of debt repayments.

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

      The Company will require resources in the future to fund its working capital requirements. The Company expects to fund these resource requirements with its cash on hand, the sales of certain assets, the proceeds from its expected federal tax refund of approximately $9.0 million, and the proceeds from certain transactions being contemplated between the Company and Chancellor. If certain of these transactions are either not completed or not completed in a timely fashion or modified in such a way as to significantly reduce the expected proceeds to the Company, then the Company would expect to be unable to meet its then current obligations. Additionally, on April 25, 2000, the Company was notified by Nasdaq that its stock would begin trading under the symbol "CMDCe" due to the failure of the Company to file its Annual Report on Form 10-K for the year ended December 31, 1999. Although the Company filed its Annual Report on Form 10-K on July 5, 2000, and was not delisted, the Company received notice from Nasdaq on July 7, 2000, that its stock would be delisted if the price of the Company's common stock did not meet the minimum bid requirement of $1.00 per share on or before October 9, 2000, and immediately thereafter the stock must evidence a closing bid price of at least $1.00 per share for at least ten consecutive trading days. In the event the price of the Company's stock does not meet the minimum bid requirements, the Company is prepared to effect a reverse stock split to meet such requirement. As of the date of this Report, the Company's common stock has not been delisted. If the Company's common stock were delisted and was ineligible to be traded on either a

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

national exchange or automated trading market, such an event would constitute a Repurchase Event, as defined under the Company's $115,000,000 6.25% Convertible Notes (see Note 9 of the 1999 Form 10-K). In a Repurchase Event, the holders of the Notes could exercise a put option and require the Notes to be repaid. Such an event would likely result in the Company filing for protection under Chapter 11 of the United States Bankruptcy Code.

      The Company's common stock could also be delisted from Nasdaq both as the result of failing to comply with the minimum requirements regarding the market value of public float and if its tangible net worth were to fall below $4.0 million. Additionally, Nasdaq has also notified the Company that it must timely file all periodic reports required by the Securities and Exchange Commission and Nasdaq for all reporting periods ending on or before June 30, 2001. In the event the Company's stock was delisted as a result of any of these factors, the Company believes that, if its filings with the Securities and Exchange Commission are then current, its common stock might be able to be listed on another national exchange, or alternatively, could be listed on an automated trading market, and that therefore any delisting by Nasdaq would not cause a Repurchase Event.

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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      CareMatrix Corporation and five of its officers and directors have been named as defendants in fourteen class action lawsuits filing in the United States District Court for the District of Massachusetts, one filed by Jonathan Polansky on November 3, 1999, another filed by John P. Delmonico on November 5, 1999, another filed by James Cosentino on November 5, 1999, another filed by Miriam Nathan on November 5, 1999, another filed by Patti Lisa on November 5, 1999, another filed by Leroy E. Schober on November 12, 1999, another filed by Bradley Dunham on November 15, 1999, and another filed by Donald Camp, Marie Camp and Arthur Boxer on December 23, 1999, another filed by Irving Ravens on December 14, 1999, another filed by Gary A. Fryan and Michael B. London on December 3, 1999, another filed by Brock Haynes on November 22, 1999, another filed by Edward J. Oest on November 30, 1999. The complaints all make substantially the same claims. Each complaint alleges that defendants violated the federal securities laws by making material misstatements and omissions in certain of CareMatrix's public filings and statements during 1998 and 1999. Specifically, the complaints allege that such statements and omissions had the effect of artificially inflating the market price for CareMatrix's common stock until the disclosure by CareMatrix on October 7, 1999 of its expectation that results for the third quarter and for the full year were not likely to meet analysts' consensus anticipated levels. Damages are unspecified.

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

      A subsidiary of the Company (the "Subsidiary") has been named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, County of Nassau. This lawsuit was filed on October 26, 1999 in the name of Great Neck Holding, LLC and The Mayfair at Glen Cove, LLC, the owners of two senior housing facilities located in Long Island, New York. The amended complaint alleges that the Subsidiary has breached its duties under certain management agreements covering the two facilities. The plaintiffs seek an accounting by the Subsidiary as to all funds received and expended by it with respect to he facilities covered by the management agreements, as well as damages of at least $1,000,000 and costs. In addition, the plaintiffs are seeking injunctive relief, preventing the Subsidiary from entering the subject properties or otherwise interfering with the plaintiffs' operation of the subject properties. The Subsidiary has filed a lawsuit in the same court against plaintiffs and another entity and two individuals who acted to allegedly terminate the Subsidiary as Manager without notice or cause as required under the management agreements. The complaint in the Subsidiary's action seeks to enjoin those parties from taking any further action to terminate the management agreements, as well as damages and costs. On March 30, 2000, the Subsidiary's motion for preliminary injunctive relief was granted (which included giving the manager the right to manage the facilities on the condition that the Subsidiary post an undertaking in the amount of $1,000,000) and the Plaintiff's motions for preliminary injunctive relief were denied.

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

      CareMatrix has been named as a nominal defendant and each of its directors has been named as defendant in two shareholder derivative class action lawsuits filed in the Court of Chancery of the State of Delaware for New Castle County. These class action lawsuits were filed by Patty Lisa and Magda Sejas on December 13, 1999. The complaint alleges that the defendant directors have breached their fiduciary duties to CareMatrix and damaged the goodwill and reputation of CareMatrix. Specifically, the complaint alleges that the defendant directors engaged in wrongful self-dealing transactions, encouraged and allowed the improper self-dealing complained of, failed to take action to stop such conduct resulting in , among other adverse consequences, federal securities lawsuits against CareMatrix, exposed CareMatrix to losses and took no steps to remove or institute legal action against those officers, directors and employees responsible for permitting the alleged misconduct. The plaintiffs seek an injunction requiring an accounting by the defendant directors to CareMatrix of the damages suffered by CareMatrix and the establishment and maintenance of effective compliance programs to ensure that CareMatrix's affiliates and employees do not engage in wrongful and self-dealing practices. The plaintiffs also seek the unspecified costs and disbursements in connection with the action.

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

      None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a).  The following exhibits are filed as part of this report:

      3.01 Corrected Third Restated Certificate of Incorporation of CareMatrix Corporation (2)

      3.02 By-laws of CareMatrix Corporation, as amended through December 9, 1996 (1)

      27    Financial Data Schedule (*)

      (b).  Reports on Form 8-K

      None.

      ----------------------------
      (*)   Filed herewith.

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

                             CAREMATRIX CORPORATION


                                         By:  /s/ Abraham D. Gosman
                                              ----------------------------------
                                              Chief Executive Officer


                                         By:  /s/ Michael J. Zaccaro
                                              ----------------------------------
                                              President, Chief Operating Officer
                                              and Chief Accounting
                                              Officer

Dated: July 17, 2000