Form 10-Q
period 2000-06-30
CAREMATRIX CORP
filed 2000-08-14
CIK 879969

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 2000.

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
Yes  |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at August 14, 2000
               -----                             ------------------------------
   Common Stock, $.05 par value                          18,563,491 shares

================================================================================

                             CAREMATRIX CORPORATION

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS                                                        Page
                                                                            ----

Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999         3

Consolidated Statements of Operations for the three and six months
      ended June 30, 2000 and June 30, 1999                                   4

Consolidated Statements of Cash Flows for the six months ended
      June 30, 2000 and June 30, 1999                                         5

Notes to Consolidated Financial Statements                                    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          11

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   16

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS                                                   17

ITEM 2:  CHANGES IN SECURITIES                                               19

ITEM 5:  OTHER INFORMATION                                                   19

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                    19

CAREMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
as of June 30, 2000 and December 31, 1999

                                                              June 30, 2000            December 31, 1999
                                                             ---------------           -----------------
                                                               (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                 $     1,696,762            $     4,276,918
   Restricted cash                                                 5,384,891                  3,807,484
   Receivables:
      Accounts receivable, net                                    20,663,076                 21,030,666
      Accounts receivable-related party, net                      18,035,215                 16,949,886
   Prepaid and refundable income taxes, net                       10,357,354                 17,206,913
   Prepaid expenses and other current assets                       2,086,587                  1,831,448
                                                             ---------------            ---------------
          Total current assets                                    58,223,885                 65,103,315
Lease acquisition costs and prepaid rent, net                     21,122,256                 22,023,025
Property and equipment, net                                      301,493,012                276,586,515
Other long-term assets, net                                       33,834,098                 40,517,460
Goodwill, net                                                     34,640,546                 35,390,922
                                                             ---------------            ---------------
          Total assets                                       $   449,313,797            $   439,621,237
                                                             ===============            ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                         $    25,085,921            $    25,848,277
   Accounts payable                                               15,394,903                 14,766,916
   Accrued compensation and benefits                               6,709,263                  4,265,313
   Accrued liabilities                                            23,642,819                 11,898,170
   Other current liabilities                                       2,092,777                  2,130,086
                                                             ---------------            ---------------
          Total current liabilities                               72,925,683                 58,908,762
Mortgages and notes payable                                       75,389,200                 76,527,746
Convertible subordinated notes                                   115,000,000                115,000,000
Other long-term liabilities                                      160,310,523                132,596,446

Commitments and contingencies

Stockholders' equity                                              25,688,391                 56,588,283
                                                             ---------------            ---------------
          Total liabilities and shareholders' equity         $   449,313,797            $   439,621,237
                                                             ===============            ===============

    The accompanying notes are an integral part of the consolidated financial statements.

CAREMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) for the three and six months ended June 30, 2000 and June 30, 1999

                                                            Three Months Ended                    Six Months Ended
                                                   ----------------------------------    ----------------------------------
                                                    June 30, 2000      June 30, 1999      June 30, 2000      June 30, 1999
                                                   ---------------    ---------------    ---------------    ---------------
Revenues:
   Resident operations                             $    39,204,009    $    41,103,175    $    80,657,916    $    80,374,043
   Resident operations - related party                     300,000          5,294,257            600,000         10,755,957
   Development fee income                                       --                 --                 --             72,442
   Development fee income - related party                       --          2,739,857                 --          4,178,509
                                                   ---------------    ---------------    ---------------    ---------------
          Total  revenue                                39,504,009         49,137,289         81,257,916         95,380,951
                                                   ---------------    ---------------    ---------------    ---------------

Expenses:
   Facility operating expenses                          32,990,857         31,259,479         68,283,134         59,672,728
   Facility lease expense                                  268,750            219,809            537,500          1,067,369
   Facility lease expense - related party                3,818,033          4,709,007          8,860,498          8,429,852
   General and administrative                            7,084,879          5,534,130         12,005,098         10,288,915
   Depreciation and amortization                         4,514,059          3,185,525          7,754,115          5,964,499
                                                   ---------------    ---------------    ---------------    ---------------
          Total expenses                                48,676,578         44,907,950         97,440,345         85,423,363
                                                   ---------------    ---------------    ---------------    ---------------

Earnings (loss) from operations                         (9,172,569)         4,229,339        (16,182,429)         9,957,588

Other  income (expense):
   Interest income - related party                              --            949,819                 --          1,649,640
   Interest and other income                                70,386          1,168,859            300,265          1,952,130
   Interest and other expense                           (7,571,855)        (4,725,544)       (14,056,152)        (9,200,269)
                                                   ---------------    ---------------    ---------------    ---------------
          Total other income (expense)                  (7,501,469)        (2,606,866)       (13,755,887)        (5,598,499)
                                                   ---------------    ---------------    ---------------    ---------------

Earnings (loss) before income taxes and
   preferred dividends                                 (16,674,038)         1,622,473        (29,938,316)         4,359,089
Income taxes                                               533,569            640,877            958,026          1,721,840
                                                   ---------------    ---------------    ---------------    ---------------
Earnings before preferred dividends                    (17,207,607)           981,596        (30,896,342)         2,637,249
Preferred dividends                                          1,775              1,775              3,550              3,600
                                                   ---------------    ---------------    ---------------    ---------------
Net earnings (loss)                                $   (17,209,382)   $       979,821    $   (30,899,892)   $     2,633,649
                                                   ===============    ===============    ===============    ===============

Basic shares outstanding                                18,563,491         17,938,288         18,520,140         17,975,224
                                                   ===============    ===============    ===============    ===============
Basic earnings (loss) per share                    $         (0.93)   $          0.05    $         (1.67)   $          0.15
                                                   ===============    ===============    ===============    ===============

Diluted shares outstanding                              18,563,491         17,982,387         18,520,140         18,168,330
                                                   ===============    ===============    ===============    ===============
Diluted earnings (loss) per share                  $         (0.93)   $          0.05    $         (1.67)   $          0.15
                                                   ===============    ===============    ===============    ===============

    The accompanying notes are an integral part of the consolidated financial statements.

CAREMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the six months ended June 30, 2000 and June 30, 1999

                                                                                       Six Months Ended
                                                                              ---------------    ---------------
                                                                                June 30, 2000     June 30, 1999
                                                                              ---------------    ---------------
Net earnings (loss)                                                           $   (30,899,892)   $     2,633,649
Noncash items included in net earnings (loss):
   Depreciation of fixed assets                                                     5,287,779          3,754,416
   Amortization of intangible assets                                                2,466,336          2,210,083
   Increase in accounts receivable                                                 (2,042,191)        (6,218,300)
   Changes in current assets                                                        7,492,373         (1,403,799)
   Changes in current liabilities                                                   6,763,098        (13,728,895)
   Loss on sale of interest in sublease                                             2,429,944                 --
   Accrued interest on capital lease obligations                                    1,529,695          1,624,183
   Start up losses from facilities consolidated for
       accounting purposes                                                          5,511,231            359,073
                                                                              ---------------    ---------------
       Net cash used by operating activities                                       (1,461,627)       (10,769,590)
                                                                              ---------------    ---------------
Cash flows from investing activities:
   Additions to property and equipment, net                                          (692,011)        (3,184,007)
   Purchase of SeniorCare Group, Ltd. facility                                             --         (5,780,000)
   Proceeds from sale of interest in sublease                                       2,370,056                 --
   Change in lease deposits and other long-term assets                               (230,588)       (15,677,701)
   Change in restricted cash                                                         (360,060)        16,989,547
   Lease acquisition costs                                                                 --         (4,040,611)
                                                                              ---------------    ---------------
       Net cash provided (used) by investing activities                             1,087,397        (11,692,772)
                                                                              ---------------    ---------------
Cash flows from financing activities:
   Exercise of stock options and warrants                                                  --            199,651
   Repurchase of common shares                                                             --         (2,884,045)
   Borrowings (payments) under the line of credit, net                               (762,356)         2,000,000
   Net proceeds from mortgage refinancing                                                  --         25,474,266
   Repayment of debt, net                                                          (1,138,546)        (1,849,090)
   Other, net                                                                        (305,024)                --
                                                                              ---------------    ---------------
       Net cash provided (used) by financing activities                            (2,205,926)        22,940,782
                                                                              ---------------    ---------------

Increase (decrease) in cash and cash equivalents                                   (2,580,156)           478,420
Cash and cash equivalents, beginning of period                                      4,276,918         28,258,098
                                                                              ---------------    ---------------
Cash and cash equivalents, end of period                                      $     1,696,762    $    28,736,518
                                                                              ===============    ===============
Other noncash items:
Change in capital lease obligations and lease acquisition costs               $     2,525,000    $     5,280,000
                                                                              ===============    ===============
Additions to capital lease assets and liabilities                             $    14,705,361    $    23,561,780
                                                                              ===============    ===============
Additions to property and equipment                                           $    14,796,904    $    27,777,757
                                                                              ===============    ===============
Additions to other long-term liabilities                                      $    15,021,901    $    28,655,092
                                                                              ===============    ===============
Additions to other long-term assets                                           $       392,534    $       235,518
                                                                              ===============    ===============

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

      During the quarter ended March 31, 2000, the Company sold its interest in a sublease with a Chancellor Entity to a third-party. Chancellor leased this facility from a third-party. As consideration for the sale, the Company received cash of $2.4 million and expense and other credits in March 2000 of $1.1 million from certain Chancellor Entities related to facilities the Company currently leases from Chancellor. The Company recorded a charge of $2.4 million to write-off the unamortized portion of its lease investment. The net charge of $1.4 million is included in Interest and Other Expense in the Consolidated Statement of Operations.

3.    CAPITAL LEASE AGREEMENT

      As discussed in Note 7 of the 1999 Form 10-K, the Company has entered into various agreements with a third party to develop, manage, and operate up to seven assisted living facilities in Connecticut. Because the Company is required to lease these facilities, the Company treats the development, management, and lease agreements as a single agreement. Although no lease agreement is legally in effect, the financial statements reflect each of these facilities as a capital lease asset and liability as of the date each facility opened. One facility was opened in the first quarter of 2000 related to these agreements. Accordingly, the Company recorded a capital lease

                             CAREMATRIX CORPORATION
asset and capital lease liability of $11.2 million during the quarter ended March 31, 2000. The balance of the capital lease liability was reduced by $2.5 million which represents the application of the lease deposits and commitment fees paid in connection with entering into the agreements.

      During the quarter ended June 30, 2000, the agreements referred to above were modified. The primary modifications were: (1) the lease terms for all of the existing facilities began May 1, 2000, (2) the due dates for the outstanding loans to the facilities were changed to the earlier of the date the mortgages related to the facilities are refinanced or December 2005, (3) the rent payments were decreased for a limited time period with the savings in rent required to be used for specified purposes, and (4) the requirement for the Company to enter into agreements for the remaining two facilities was eliminated. As a result of the change in the agreements, the Company increased both its capital lease assets and capital lease liabilities by $3.5 million which represents the change in the present value of the payments due under the associated lease agreements.

4.    EARNINGS PER SHARE

      For the quarter and six months ended June 30, 2000, basic loss per share was the same as diluted loss per share as the impact of the assumed exercise or conversion of the options, warrants, preferred stock, and 6.25% Convertible Notes would be antidilutive.

                                                            Three months ended June 30, 1999
                                                     ---------------------------------------------
Basic earnings per share                               Earnings          Shares        Per share
------------------------                             -------------   -------------   -------------
Earnings available to common shareholders            $     979,821      17,938,288   $        0.05
    Effect of dilutive securities:
         Stock options and warrants                                         52,982              --
                                                     -------------   -------------   -------------
Diluted earnings per share                           $     979,821      17,991,270   $        0.05
                                                     =============   =============   =============

                                                              Six months ended June 30, 1999
                                                     ---------------------------------------------
Basic earnings per share                               Earnings          Shares        Per share
------------------------                             -------------   -------------   -------------
Earnings available to common shareholders            $   2,633,649      17,975,224   $        0.15
    Effect of dilutive securities:
         Stock options and warrants                                        217,931              --
                                                     -------------   -------------   -------------
Diluted earnings per share                           $   2,633,649      18,193,155   $        0.15
                                                     =============   =============   =============

5.   STRATEGIC ALTERNATIVES

      The Company has incurred significant operating losses and is dependent upon certain future transactions to generate sufficient cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has planned several initiatives to mitigate this doubt including the restructuring and reduction of its corporate overhead, sales of certain assets, negotiation of a settlement agreement with Chancellor to liquidate the remaining receivables, and negotiating agreements with its lending institution to be fully paid after the consummation of certain sale transactions. If these initiatives are successful, the Company believes its remaining operations will allow it to return to profitability.

       The Company will require resources in the future to fund its working capital requirements. The Company expects to fund these resource requirements with its cash on hand, the sales of certain assets, the proceeds from its expected federal tax refund of approximately $9.0 million, and the proceeds from certain transactions being contemplated between the Company and Chancellor. If certain of these transactions are either not completed or not completed in a timely fashion or modified in such a way as to significantly reduce the expected proceeds to the

                             CAREMATRIX CORPORATION

Company, then the Company would expect to be unable to meet its then current obligations. Additionally, on April 25, 2000, the Company was notified by Nasdaq that its stock would begin trading under the symbol "CMDCe" due to the failure of the Company to file its Annual Report on Form 10-K for the year ended December 31, 1999. Although the Company filed its Annual Report on Form 10-K on July 5, 2000, and was not delisted, the Company received notice from Nasdaq on July 7, 2000, that its stock would be delisted if the price of the Company's common stock did not meet the minimum bid requirement of $1.00 per share on or before October 9, 2000, and immediately thereafter the stock must evidence a closing bid price of at least $1.00 per share for at least ten consecutive trading days. In the event the price of the Company's stock does not meet the minimum bid requirements, the Company is prepared to effect a reverse stock split to meet such requirement. On July 24, 2000, the Company's stock began trading under the symbol "CMDC." As of the date of this Report, the Company's common stock has not been delisted. If the Company's common stock were delisted and was ineligible to be traded on either a national exchange or automated trading market, such an event would constitute a Repurchase Event, as defined under the Company's $115,000,000 6.25% Convertible Notes (see Note 9 of the 1999 Form 10-K). In a Repurchase Event, the holders of the Notes could exercise a put option and require the Notes to be repaid. Such an event would likely result in the Company filing for protection under Chapter 11 of the United States Bankruptcy Code.

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

6.    LITIGATION

      CareMatrix Corporation and five of its officers and directors have been named as defendants in fourteen class action lawsuits filing in the United States District Court for the District of Massachusetts, one filed by Jonathan Polansky on November 3, 1999, another filed by John P. Delmonico on November 5, 1999, another filed by James Cosentino on November 5, 1999, another filed by Miriam Nathan on November 5, 1999, another filed by Patti Lisa on November 5, 1999, another filed by Leroy E. Schober on November 12, 1999, another filed by Bradley Dunham on November 15, 1999, and another filed by Donald Camp, Marie Camp and Arthur Boxer on December 23, 1999, another filed by Irving Ravens on December 14, 1999, another filed by Gary A. Fryan and Michael B. London on December 3, 1999, another filed by Brock Haynes on November 22, 1999, another filed by Edward J. Oest on November 30, 1999. The complaints all make substantially the same claims. Each complaint alleges that the defendants violated the federal securities laws by making material misstatements and omissions in certain of CareMatrix's public filings and statements during 1998 and 1999. Specifically, the complaints allege that such statements and omissions had the effect of artificially inflating the market price for CareMatrix's common stock until the disclosure by CareMatrix on October 7, 1999 of its expectation that results for the third quarter and for the full year were not likely to meet analysts' consensus anticipated levels. Damages are unspecified.

      CareMatrix and each of its directors have been named as defendants in a class action lawsuit filed in the Court of Chancery of the State of Delaware for New Castle County. This class action was filed by the Howard Gunty Profit Sharing Plan on August 18, 1999. The complaint alleges that the defendants are engaged in a course of action that constitutes a breach of their fiduciary and other common law duties to the public shareholders of CareMatrix. Specifically, the complaint alleges that the defendants are preparing to execute a management-led buy-out or other strategic alternatives that would be unfair to the public shareholders of CareMatrix. Plaintiffs seek an

                             CAREMATRIX CORPORATION
injunction preventing any such buy-out or, in the event that such a buy-out is consummated, an order from the court setting it aside. Plaintiffs also seek damages and costs of an unspecified amount.

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

      The Subsidiary has also sued the company allegedly hired to replace the Subsidiary as Manager of the two facilities, for tortiously interfering with the Subsidiary's rights and performance of its obligations under the management agreements. That action was filed in the United States District Court for the Eastern District of New York. The complaint in this lawsuit seeks damages, costs, and injunctive relief. The defendant has answered the complaint, denying certain of the material allegations and asserting affirmative defenses. The defendant filed motions seeking (i) a stay of the action against it pending the outcome of the two state-court lawsuits between the Subsidiary and the owners, discussed above, and (ii) dismissal of one of the two claims for relief asserted in the complaint. On May 5, 2000, the United States District Court granted the Subsidiary permission to amend the complaint to address an alleged pleading defect and otherwise denied the defendant's motion to dismiss that claim. Accordingly, on May 8, 2000, the Subsidiary filed an amended complaint. On May 11, 2000, the District Court denied the defendant's motion for a stay of the proceedings until the litigation with the Owners is resolved.

      CareMatrix has been named as a nominal defendant and each of its directors has been named as defendant in two shareholder derivative class action lawsuits filed in the Court of Chancery of the State of Delaware for New Castle County. These class action lawsuits were filed by Patty Lisa and Magda Sejas on December 13, 1999. The complaint alleges that the defendant directors have breached their fiduciary duties to CareMatrix and damaged the goodwill and reputation of CareMatrix. Specifically, the complaint alleges that the defendant directors engaged in wrongful self-dealing transactions, encouraged and allowed the improper self-dealing complained of, failed to take action to stop such conduct resulting in, among other adverse consequences, federal securities lawsuits against CareMatrix, exposed CareMatrix to losses and took no steps to remove or institute legal action against those officers, directors and employees responsible for permitting the alleged misconduct. The plaintiffs seek an injunction requiring an accounting by the defendant directors to CareMatrix of the damages suffered by CareMatrix and the establishment and maintenance of effective compliance programs to ensure that CareMatrix's affiliates and employees do not engage in wrongful and self-dealing practices. The plaintiffs also seek unspecified costs and disbursements in connection with the action.

      CareMatrix has been named as a defendant in a civil suit filed by Mariner Health Resources, Inc. and Prism Rehab Systems, Inc. in the Superior Court for Suffolk County, Massachusetts. The suit arises from the termination in 1998 of various management, consulting and services agreements between certain subsidiaries of CareMatrix and

                             CAREMATRIX CORPORATION
the plaintiffs in connection with certain skilled nursing facilities in Maryland, Massachusetts, New Jersey and Florida. The plaintiffs allege that CareMatrix failed to pay approximately $3.3 million owed to the plaintiffs, plus interest and costs, under the terms of the termination agreements between CareMatrix, certain of CareMatrix's subsidiaries and the plaintiffs. CareMatrix and its subsidiaries have denied these allegations and have counterclaimed against the plaintiffs and their corporate parent, Mariner Post-Acute Network, Inc. ("MPAN"), seeking a declaration that no monies are presently due under the termination agreements at issue. CareMatrix and its subsidiaries also seek damages for certain misconduct by the plaintiffs and MPAN relating to the management of the facilities, including, among other items, the fraudulent misrepresentation of amounts due from Medicaid at the Maryland skilled nursing facility. On January 12, 2000, plaintiffs and MPAN filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code, staying the foregoing litigation.

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

      CareMatrix has been named as a nominal defendant and each of its directors and a former director have been named as defendants in a shareholder derivative class action lawsuit filed in the court of Chancery of the State of Delaware for New Castle County. This class action was filed by Patty Lisa and Magda Sejas on August 1, 2000. The complaint alleges that the defendant directors have breached their fiduciary duties to CareMatrix by approving of the termination of various management contracts with Chancellor in connection with the sale by Chancellor of various assets without fairly compensating CareMatrix for the loss of its management rights and without paying CareMatrix the receivables owed by Chancellor to CareMatrix. The plaintiffs seek an injunction preventing the defendants from taking any steps in furtherance of the sale of the Chancellor Entities' assets, recission of the termination of the management agreements with the Chancellor Entities and requiring an accounting by the defendants to CareMatrix for the damages suffered by CareMatrix. The plaintiffs also seek unspecified costs and disbursements in connection with the action.

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

7.    SUBSEQUENT EVENTS.

      On August 14, 2000, the Company announced that it had elected to utilize the 30 day grace period for the $3.6 million semi-annual interest payment due on August 15, 2000, for its 6.25% Convertible Notes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company is a provider of assisted living services to the elderly. At June 30, 2000, the Company operated 51 facilities in 13 states with a capacity of approximately 5,591 units. Of the facilities, 13 are owned, 19 are leased or operated under long-term management agreements, 13 are managed or operated under capital leases, and 6 new facilities are consolidated for accounting purposes. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

      The Company currently derives its revenues primarily from resident fees for the delivery of independent and assisted living and other long-term care services. Resident fees typically are paid monthly by residents, their families or other responsible parties. Resident fees and management fees are recognized as revenues when services are provided.

      The Company has made forward-looking statements in this Report (and in documents that are incorporated by reference) that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or future results of operations of CareMatrix. Also, when the Company uses words such as "believes," "expects," "anticipates," or similar expressions, it is often, but not always, making forward-looking statements. Stockholders should note that many factors could affect our future financial results and could cause such results to differ materially from those expressed in our forward-looking statements. Those factors include, but are not limited to, the following:

      o risks related to the Company's operating history and available financing;

      o risks related to the potential delisting of the Common Stock from the Nasdaq Stock Market;

      o risks related to the Company's evaluation and implementation of strategic alternatives;

      o     risks inherent in the construction and development industry;

      o     uncertainty about the changing regulatory environment;

      o     risks related to competition;

      o     risks related to the litigation pending against the Company;

      o risks related to the Company's ability to attract and retain key personnel; and

      o risks related to the ability of the Chancellor Entities' (the entities that own a majority of the facilities the Company develops and operates) to obtain adequate financing to fund the facilities during start-up and any equity needed, including cash for operating losses, to meet bank covenants, and to fund any amounts owed to the Company. Any inability to do so, or any default by Chancellor under its debt obligations, could have a material adverse effect on the Company's financial position, results of operations, and cash flows (see Note 5 and Note 17 of the 1999 Form 10K). As used herein "Chancellor" or "Chancellor Entities" refer to Chancellor Senior Housing Group, Inc., Abraham D. Gosman (Chief Executive Officer and Chairman of the Board of the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

            Company) or companies in which Mr. Gosman and certain current and former members of the Company's senior management exercise significant control.

      All references to "Notes" contained herein refer to Notes to Consolidated Financial Statements in this Form 10-Q, and all references to "1999 Form 10-K" contained herein refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, unless otherwise specified.

   The quarter ended June 30, 2000 compared to the quarter ended June 30, 1999

      REVENUES. Resident operations revenue decreased by $6.9 million for the second quarter of 2000 compared to the same period in 1999. The change is comprised of increases in revenue from comparable facilities of $0.8 million, $0.1 million from new facilities, and $1.0 million from new facilities that the Company is required to consolidate for accounting purposes (see Note 1), offset by a decrease of $3.2 million in revenue from facilities that were sold, and $5.6 million decline in revenue in fees related to management contracts and other services both as a result of the decrease in the total number of facilities under construction and in operation and the Company's decision to not recognize revenue in situations where the Company is still providing services but where it is more likely than not that such revenue will not ultimately be realized. Included in resident operations revenue in the second quarter of 1999 was $2.5 million earned from marketing and management services provided to facilities under construction per the terms of existing development agreements.

      The Company did not record any development fee income in the second quarter of 2000 as a result of the termination of the remaining projects in the Company's development pipeline during 1999 (see Note 17 of the 1999 Form 10-K). The Company does not currently intend to develop additional projects.

      FACILITY EXPENSES. Facility operating expenses were $33.0 million in the second quarter of 2000 compared to $31.3 million in the same period of 1999, an increase of $1.7 million. The increase is comprised of $1.7 million from comparable facilities, $0.2 million from new facilities, and $1.8 million of start up and other operating costs from facilities the Company consolidates for accounting purposes, offset by a $2.0 million decrease in operating expenses from facilities that were sold. Included in facility operating expenses in the second quarter of 1999 was a credit of $1.6 million representing an adjustment of lost revenue due to the implementation of Medicare's Prospective Payment System. Although the Company's leases with Chancellor provide indemnification for such change in governmental regulations, the Company did not record a benefit for this indemnification agreement in the second quarter of 2000 since it is more likely than not that such benefit will not ultimately be realized.

      Facility lease expense was $4.1 million in the second quarter of 2000 compared to $4.9 million in the same period in 1999. The decrease is primarily due to the sale of one facility in the first quarter of 2000.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $7.1 million in the second quarter of 2000 compared to $5.5 million in the comparable period in 1999. Decreases in corporate overhead due to the restructuring of the Company were offset by severance, professional, legal, and insurance costs as a result of the Company's review of strategic alternatives (see Note 5 and Note 17 of the 1999 Form 10-K) and various litigation in which the Company is currently involved (see Note 6). Included in general and administrative costs in the second quarter of 2000 is a charge of $1.9 million related to the write-off of the remaining balance of certain development fee receivables from a third-party as a result of the termination of the associated development and management contracts.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the second quarter of 2000 increased $1.3 million compared to the same period in 1999. The increase is due primarily to $0.2 million of incremental amortization of capital lease assets and $1.3 million of depreciation and amortization from new facilities which the Company is required to consolidate for accounting purposes, partially offset by a decline of $0.2 million in the amortization of certain intangible assets as a result of the asset impairment charges recorded in 1999 (see Note 17 of the 1999 Form 10-K).

      INTEREST AND OTHER INCOME AND INTEREST AND OTHER EXPENSE. Interest and other income for the second quarter of 2000 was $0.1 million compared to $2.1 million for the same period in 1999. The decrease in interest income is due to lower average cash balances during 2000 compared to 1999 and a decrease in related party interest income of $0.9 million as a result of the Company's decision to not recognize income in situations where it is more likely than not that such income will not be realized. Interest and other expense for the second quarter of 2000 increased to $7.6 million from $4.7 million for the same period in 1999. The increase in interest expense is primarily due to $0.3 million of incremental interest related to facilities which were refinanced during 1999 (see Note 10 of the 1999 Form 10-K), $2.4 million of interest expense related to facilities which the Company is required to consolidate for accounting purposes, and an increase in the cost of borrowing under the Company's line of credit.

      INCOME TAXES. The Company's effective tax rate during the second quarter of 2000 was 3.2 % compared to 39.5% in 1999. The change in the effective tax rate is due both to the Company's inability to recognize deferred tax benefits because it is more likely than not that some portion of the deferred tax assets would not be realized and the limitations on the utilization of loss carrybacks at the state level.

       The six months ended June 30, 2000 compared to the six months ended
                                 June 30, 1999

      REVENUES. Resident operations revenue decreased by $9.9 million through June 30, 2000, compared to the same period in 1999. The change is comprised of increases in revenue from comparable facilities of $3.0 million, $2.3 million from facilities that are contributing a full six months of revenue in 2000 compared to three months in 1999, $0.1 million from new facilities, and $1.2 million from new facilities that the Company is required to consolidate for accounting purposes (see Note 1), offset by a decrease of $5.1 million in revenue from facilities that were sold, and a $11.4 million decline in revenue in fees related to management contracts and other services both as a result of the decrease in the total number of facilities under construction and in operation and the Company's decision to not recognize revenue in situations where the Company is still providing services but where it is more likely than not that such revenue will not ultimately be realized. Included in resident operations revenue through June 30, 1999 was $7.0 million earned from marketing and management services provided to facilities under construction per the terms of existing development agreements.

      The Company did not record any development fee income during 2000 as a result of the termination of the remaining projects in the Company's development pipeline during 1999 (see Note 17 of the 1999 Form 10-K). The Company does not currently intend to develop additional projects.

      FACILITY EXPENSES. Facility operating expenses were $68.3 million through June 30, 2000, compared to $59.7 million in the same period of 1999, an increase of $8.6 million. The increase is comprised of $5.7 million from comparable facilities, $2.9 million from non-comparable facilities, $0.3 million from new facilities, and $2.9 million of start up and other operating costs from facilities the Company consolidates for accounting purposes, partially offset by a decrease in expenses of $3.2 million from facilities that were sold. Included in facility operating expenses in the six months ended June 30, 1999, was a credit of $2.8 million representing an adjustment of lost revenue due to the implementation of Medicare's Prospective Payment System. Although the Company's

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
leases with Chancellor provide indemnification for such change in governmental regulations, the Company did not record a benefit for this indemnification agreement in 2000 since it is more likely than not that such benefit will not ultimately be realized.

      Facility lease expense was $9.4 million through June 30, 2000, compared to $9.5 million in the same period in 1999. Increases in lease expense due to increased cash flow rent payments in 2000 compared to the same period in 1999 were offset by a decline in lease expense as a result of the sale in the first quarter of 2000 of the Company's interest in a sublease. Such cash flow rent payments are based on the profitability of the specific facility.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $12.0 million through June 30, 2000, compared to $10.3 million in the comparable period in 1999. Decreases in corporate overhead due to the restructuring of the Company were offset by severance, professional, legal, and insurance costs as a result of the Company's review of strategic alternatives (see Note 5 and Note 17 of the 1999 Form 10-K) and various litigation in which the Company is currently involved (see Note 6). Included in general and administrative costs in the six months ended June 30, 2000, is a charge of $1.9 million related to the write-off of the remaining balance of certain development fee receivables from a third-party as a result of the termination of the associated development and management contracts.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization through June 30, 2000, increased $1.8 million compared to the same period in 1999. The increase is due primarily to $0.5 million of incremental amortization of capital lease assets, $1.4 million of depreciation and amortization from new facilities which the Company is required to consolidate for accounting purposes, and $0.3 million from the amortization of other intangible assets, partially offset by a decline of $0.4 million in the amortization of certain intangible assets as a result of the asset impairment charges recorded in 1999 (see Note 17 of the 1999 Form 10-K).

      INTEREST AND OTHER INCOME AND INTEREST AND OTHER EXPENSE. Interest and other income through June 30, 2000 was $0.3 million compared to $3.6 million for the same period in 1999. The decrease in interest income is due to lower average cash balances during 2000 compared to 1999 and a decrease in related party interest income of $1.6 million as a result of the Company's decision to not recognize income in situations where it is more likely than not that such income will not be realized. Included in other income in 1999 is $1.0 million from the Company's investments in two limited partnerships. Interest and other expense through June 30, 2000, increased to $14.1 million from $9.2 million for the same period in 1999. The increase in interest expense is primarily due to $0.7 million of incremental interest related to facilities which were refinanced during 1999 (see Note 10 of the 1999 Form 10-K), $2.8 million of interest expense related to facilities which the Company is required to consolidate for accounting purposes, and an increase in the cost of borrowing under the Company's line of credit. Also included in other expense in the first quarter of 2000 is a $1.4 million charge which represents the net write-off of the remaining balance of a lease deposit related to an interest in a sublease that was sold (see Note 2).

      INCOME TAXES. The Company's effective tax rate through June 30, 2000, was
3.2 % compared to 39.5% in 1999. The change in the effective tax rate is due both to the Company's inability to recognize deferred tax benefits because it is more likely than not that some portion of the deferred tax assets would not be realized and the limitations on the utilization of loss carrybacks at the state level.

LIQUIDITY AND CAPITAL RESOURCES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

      Cash and cash equivalents at June 30, 2000, were $1.7 million compared to $4.3 million at December 31, 1999, a decrease of $2.6 million.

      Cash used by operations was $1.5 million through June 30, 2000, compared to a use of $10.8 million for the same period in 1999. This use of cash is comprised of $23.1 million of net loss before depreciation and amortization, a $14.3 million increase in other working capital items, $5.5 million of noncash expenses related to facilities the Company consolidates for accounting purposes, $1.5 million for accrued interest on capital lease obligations, and the charge of $2.4 million related to the write-off of the unamortized lease costs related to a sublease interest that was sold (see Note 2), partially offset by an increase in accounts receivable of $2.0 million.

      Cash provided by investing activities was $1.1 million through June 30, 2000, compared to a use of $11.7 million for the same period in 1999. The source of cash was primarily due to a net of $2.4 million received from the sale of the Company's interest in a sublease (see Note 2), $0.6 million received from the sale of a parcel of investment property to a third party, partially offset by $0.7 million in additions to property and equipment, $0.6 million used for a purchase deposit on one facility, and an increase in restricted cash of $0.4 million.

      Cash flows used by financing activities were $2.2 million through June 30, 2000, compared to $22.9 million provided by fiancing activities for the same period in 1999. The use of cash is primarily due to $1.9 million of debt repayments.

      The Company has incurred significant operating losses and is dependent upon certain future transactions to generate sufficient cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has planned several initiatives to mitigate this doubt including the restructuring and reduction of its corporate overhead, sales of certain assets, negotiation of a settlement agreement with Chancellor to liquidate the remaining receivables, and negotiating agreements with its lending institution to be fully paid after the consummation of certain sale transactions. If these initiatives are successful, the Company believes its remaining operations will allow it to return to profitability.

      The Company will require resources in the future to fund its working capital requirements. The Company expects to fund these resource requirements with its cash on hand, the sales of certain assets, the proceeds from its expected federal tax refund of approximately $9.0 million, and the proceeds from certain transactions being contemplated between the Company and Chancellor. If certain of these transactions are either not completed or not completed in a timely fashion or modified in such a way as to significantly reduce the expected proceeds to the Company, then the Company would expect to be unable to meet its then current obligations. Additionally, on April 25, 2000, the Company was notified by Nasdaq that its stock would begin trading under the symbol "CMDCe" due to the failure of the Company to file its Annual Report on Form 10-K for the year ended December 31, 1999. Although the Company filed its Annual Report on Form 10-K on July 5, 2000, and was not delisted, the Company received notice from Nasdaq on July 7, 2000, that its stock would be delisted if the price of the Company's common stock did not meet the minimum bid requirement of $1.00 per share on or before October 9, 2000, and immediately thereafter the stock must evidence a closing bid price of at least $1.00 per share for at least ten consecutive trading days. In the event the price of the Company's stock does not meet the minimum bid requirements, the Company is prepared to effect a reverse stock split to meet such requirement. On July 24, 2000, the Company's stock began trading under the symbol "CMDC." As of the date of this Report, the Company's common stock has not been delisted. If the Company's common stock were delisted and was ineligible to be traded on either a national exchange or automated trading market, such an event would constitute a Repurchase Event, as defined under the Company's $115,000,000 6.25% Convertible Notes (see Note 9 of the 1999 Form 10-K). In a Repurchase Event, the holders of the Notes could exercise a put option and require the Notes to be repaid. Such an event would likely result in the Company filing for protection under Chapter 11 of the United States Bankruptcy Code.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company does not expect changes in interest rates to have a material effect on income or cash flows for the year ended June 30, 2000, although there can be no assurances that interest rates will not significantly change.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      CareMatrix Corporation and five of its officers and directors have been named as defendants in fourteen class action lawsuits filing in the United States District Court for the District of Massachusetts, one filed by Jonathan Polansky on November 3, 1999, another filed by John P. Delmonico on November 5, 1999, another filed by James Cosentino on November 5, 1999, another filed by Miriam Nathan on November 5, 1999, another filed by Patti Lisa on November 5, 1999, another filed by Leroy E. Schober on November 12, 1999, another filed by Bradley Dunham on November 15, 1999, and another filed by Donald Camp, Marie Camp and Arthur Boxer on December 23, 1999, another filed by Irving Ravens on December 14, 1999, another filed by Gary A. Fryan and Michael B. London on December 3, 1999, another filed by Brock Haynes on November 22, 1999, another filed by Edward J. Oest on November 30, 1999. The complaints all make substantially the same claims. Each complaint alleges that the defendants violated the federal securities laws by making material misstatements and omissions in certain of CareMatrix's public filings and statements during 1998 and 1999. Specifically, the complaints allege that such statements and omissions had the effect of artificially inflating the market price for CareMatrix's common stock until the disclosure by CareMatrix on October 7, 1999 of its expectation that results for the third quarter and for the full year were not likely to meet analysts' consensus anticipated levels. Damages are unspecified.

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

      The Subsidiary has also sued the company allegedly hired to replace the Subsidiary as Manager of the two facilities, for tortiously interfering with the Subsidiary's rights and performance of its obligations under the management agreements. That action was filed in the United States District Court for the Eastern District of New York. The complaint in this lawsuit seeks damages, costs, and injunctive relief. The defendant has answered the complaint, denying certain of the material allegations and asserting affirmative defenses. The defendant filed motions seeking (i) a stay of the action against it pending the outcome of the two state-court lawsuits between the Subsidiary and the owners, discussed above, and (ii) dismissal of one of the two claims for relief asserted in the complaint. On May 5, 2000, the United States District Court granted the Subsidiary permission to amend the complaint to address an alleged pleading defect and otherwise denied the defendant's motion to dismiss that claim.

Accordingly, on May 8, 2000, the Subsidiary filed an amended complaint. On May 11, 2000, the District Court denied the defendant's motion for a stay of the proceedings until the litigation with the Owners is resolved.

      CareMatrix has been named as a nominal defendant and each of its directors has been named as defendant in two shareholder derivative class action lawsuits filed in the Court of Chancery of the State of Delaware for New Castle County. These class action lawsuits were filed by Patty Lisa and Magda Sejas on December 13, 1999. The complaint alleges that the defendant directors have breached their fiduciary duties to CareMatrix and damaged the goodwill and reputation of CareMatrix. Specifically, the complaint alleges that the defendant directors engaged in wrongful self-dealing transactions, encouraged and allowed the improper self-dealing complained of, failed to take action to stop such conduct resulting in, among other adverse consequences, federal securities lawsuits against CareMatrix, exposed CareMatrix to losses and took no steps to remove or institute legal action against those officers, directors and employees responsible for permitting the alleged misconduct. The plaintiffs seek an injunction requiring an accounting by the defendant directors to CareMatrix of the damages suffered by CareMatrix and the establishment and maintenance of effective compliance programs to ensure that CareMatrix's affiliates and employees do not engage in wrongful and self-dealing practices. The plaintiffs also seek unspecified costs and disbursements in connection with the action.

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

      CareMatrix has been named as a nominal defendant and each of its directors and a former director have been named as defendants in a shareholder derivative class action lawsuit filed in the court of Chancery of the State of Delaware for New Castle County. This class action was filed by Patty Lisa and Magda Sejas on August 1, 2000. The complaint alleges that the defendant directors have breached their fiduciary duties to CareMatrix by approving of the termination of various management contracts with Chancellor in connection with the sale by Chancellor of various assets without fairly compensating CareMatrix for the loss of its management rights and without paying CareMatrix the receivables owed by Chancellor to CareMatrix. The plaintiffs seek an injunction preventing the defendants from taking any steps in furtherance of the sale of the Chancellor Entities' assets, recission of the termination of the management agreements with the Chancellor Entities and requiring an accounting by the defendants to CareMatrix for the damages suffered by CareMatrix. The plaintiffs also seek unspecified costs and disbursements in connection with the action.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a).  The following exhibits are filed as part of this report:

      3.01 Corrected Third Restated Certificate of Incorporation of CareMatrix Corporation (2)

      3.02 By-laws of CareMatrix Corporation, as amended through December 9, 1996 (1)

      27    Financial Data Schedule (*)

      (b).  Reports on Form 8-K

            None.

      ----------------------
      (*)   Filed herewith.
      (1)   Filed as an Exhibit to the Company's Annual Report on Form 10-K for
            the year ended December 31, 1996.
      (2)   Filed as an Exhibit to the Company's Annual Report on Form 10-K for
            the year ended December 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAREMATRIX CORPORATION


                                   By: /s/ Michael J. Zaccaro
                                       --------------------------------------
                                   Michael J. Zaccaro
                                   Chief Operating Officer and Principal
                                   Accounting Officer


Dated: August 14, 2000