Form 10-Q
period 2000-09-30
CAREMATRIX CORP
filed 2001-03-30
CIK 879969

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000.

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

                       120 Wells Avenue, Newton, MA 02459
                       ----------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (617) 244-0148
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at March 28, 2000
          -----                                    -----------------------------
Common Stock, $.05 par value                              1,092,559 shares

================================================================================

                             CAREMATRIX CORPORATION

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS                                                        Page

Consolidated Balance Sheets as of September 30, 2000 and
        December 31, 1999                                                    3

Consolidated Statements of Operations for the three and nine months ended
        September 30, 2000 and September 30, 1999                            4

Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2000 and September 30, 1999                            5

Notes to Consolidated Financial Statements                                   6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          13

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   19


                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS                                                    20

ITEM 2: CHANGES IN SECURITIES                                                22

ITEM 3: DEFAULTS UPON SENIOR SECURITIES                                      22

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  22

ITEM 5: OTHER INFORMATION                                                    23

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                     23

CAREMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
as of September 30, 2000 and December 31, 1999

                                           September 30, 2000  December 31, 1999
                                           ------------------  -----------------
ASSETS                                         (unaudited)
Current assets:
   Cash and cash equivalents                  $   6,946,372      $  4,276,918
   Restricted cash                                9,770,386         3,807,484
   Receivables:
      Accounts receivable, net                   14,124,354        21,030,666
      Accounts receivable-related party, net      4,000,000        16,949,886
   Prepaid and refundable income taxes, net              --        17,206,913
   Prepaid expenses and other current assets      2,256,597         2,910,196
                                              -------------      ------------
          Total current assets                   37,097,709        66,182,063
Lease acquisition costs and prepaid rent, net     6,420,633        22,023,025
Property and equipment, net                     239,333,935       276,586,515
Other long-term assets, net                      22,227,827        39,438,712
Goodwill, net                                    24,415,357        35,390,922
                                              -------------      ------------
          Total assets                        $ 329,495,461      $439,621,237
                                              =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt          $  15,222,251      $ 25,848,277
   Accounts payable                              16,419,697        14,766,916
   Accrued compensation and benefits              6,339,758         4,265,313
   Accrued liabilities                           17,174,493        11,898,170
   Other current liabilities                      3,403,621         2,130,086
                                              -------------      ------------
          Total current liabilities              58,559,820        58,908,762
Mortgages and notes payable                      75,882,838        76,527,746
Convertible subordinated notes                  115,000,000       115,000,000
Other long-term liabilities                     113,545,245       132,596,446

Commitments and contingencies

Stockholders' equity/(deficit)                  (33,492,442)       56,588,283
                                              -------------      ------------
          Total liabilities and stockholders'
          equity/(deficit)                    $ 329,495,461      $439,621,237
                                              =============      ============

        The accompanying notes are an integral part of the consolidated financial statements.

CAREMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) for the three and nine months ended September 30, 2000 and September 30, 1999

                                                 Three Months Ended                Nine Months Ended
                                                    September 30,                    September 30,
                                                2000            1999             2000             1999
Revenues:                                   ------------    ------------    -------------    -------------
   Resident operations                      $ 32,277,559    $ 41,148,312    $ 112,935,475    $ 121,522,355
   Resident operations - related party           180,000       3,235,939          780,000       13,991,896
   Development fee income                             --         136,152               --          208,594
   Development fee income - related party             --         224,433               --        4,402,942
                                            ------------    ------------    -------------    -------------
          Total revenue                       32,457,559      44,744,836      113,715,475      140,125,787
                                            ------------    ------------    -------------    -------------

Expenses:
   Facility operating expenses                26,498,669      31,653,376       94,781,803       91,326,104
   Facility lease expense                        265,627         297,139          803,127        1,364,508
   Facility lease expense - related party      3,074,632       4,762,738       11,935,130       13,192,590
   General and administrative                  9,042,910       5,086,253       21,048,008       15,375,168
   Asset impairment and other charges         37,936,236       3,753,940       37,936,236        3,753,940
   Depreciation and amortization               4,062,652       3,254,770       11,816,767        9,219,269
                                            ------------    ------------    -------------    -------------
          Total expenses                      80,880,726      48,808,216      178,321,071      134,231,579
                                            ------------    ------------    -------------    -------------

Earnings (loss) from operations              (48,423,167)     (4,063,380)     (64,605,596)       5,894,208

Other income (expense):
   Interest income - related party                    --         916,820               --        2,566,460
   Interest and other income                   6,063,800       2,683,428        6,364,065        3,835,557
   Interest and other expense                (17,254,943)     (5,696,727)     (31,311,095)     (14,096,995)
                                            ------------    ------------    -------------    -------------
          Total other expense                (11,191,143)     (2,096,479)     (24,947,030)      (7,694,978)
                                            ------------    ------------    -------------    -------------

Loss before income taxes and
   preferred dividends                       (59,614,310)     (6,159,859)     (89,552,626)      (1,800,770)
Income taxes expense (benefit)                   289,451      (2,433,144)       1,247,477         (711,304)
                                            ------------    ------------    -------------    -------------
Loss before preferred dividends              (59,903,761)     (3,726,715)     (90,800,103)      (1,089,466)
Preferred dividends                                1,775           1,775            5,325            5,375
                                            ------------    ------------    -------------    -------------
Net loss                                    $(59,905,536)   $ (3,728,490)   $ (90,805,428)   $  (1,094,841)
                                            ============    ============    =============    =============

Basic shares outstanding                       1,064,487         991,183        1,040,760          996,143
                                            ============    ============    =============    =============
Basic loss per share                        $     (56.28)   $      (3.76)   $      (87.25)   $       (1.10)
                                            ============    ============    =============    =============

Diluted shares outstanding                     1,064,487         991,183        1,040,760          996,143
                                            ============    ============    =============    =============
Diluted loss per share                      $     (56.28)   $      (3.76)   $      (87.25)   $       (1.10)
                                            ============    ============    =============    =============

        The accompanying notes are an integral part of the consolidated financial statements.

CAREMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) for the nine months ended September 30, 2000 and September 30, 1999

                                                                    Nine Months Ended
                                                      ----------------------------------------
                                                      September 30, 2000    September 30, 1999
                                                      ------------------    ------------------
Net loss                                              $      (90,805,428)   $       (1,094,841)
 Noncash items included in net loss:
 Asset impairment and other charges                           37,936,236             3,127,778
 Depreciation of fixed assets                                  8,034,317             5,796,155
 Amortization of intangible assets                             3,782,450             3,423,114
 Changes in accounts receivable                                1,813,838           (18,304,796)
 Changes in current assets                                    16,766,446              (952,764)
 Changes in current liabilities                                2,228,882           (19,982,096)
 Net loss on asset sales and other items                       6,008,326                    --
 Accrued interest on capital lease obligations                 1,529,695             2,696,870
 Start up losses from facilities consolidated
    for accounting purposes                                    9,944,624               744,629
                                                      ------------------    ------------------
    Net cash used by operating activities                     (2,760,614)          (24,545,951)
                                                      ------------------    ------------------

Cash flows from investing activities:
 Additions to property and equipment, net                       (712,574)           (3,549,435)
 Purchase of SeniorCare Group, Ltd. facility                          --            (5,780,000)
 Net proceeds from sale of interest in sublease
    and other assets                                          16,376,463                    --
 Change in lease deposits and other long-term assets           2,845,614            (5,309,344)
 Change in restricted cash                                      (595,268)           19,830,063
 Lease acquisition costs                                              --           (24,098,417)
                                                      ------------------    ------------------
    Net cash provided (used) by investing activities          17,914,235           (18,907,133)
                                                      ------------------    ------------------

Cash flows from financing activities:
 Exercise of stock options and warrants                               --               234,649
 Repurchase of common shares                                          --            (2,994,675)
 Borrowings (payments) under the line of credit, net         (10,626,026)            4,000,000
 Net proceeds from mortgage refinancing                               --            25,907,252
 Repayment of debt, net                                         (644,908)           (2,647,892)
 Other, net                                                   (1,213,233)                   --
                                                      ------------------    ------------------
    Net cash provided (used) by financing activities         (12,484,167)           24,499,334
                                                      ------------------    ------------------

Increase (decrease) in cash and cash equivalents               2,669,454           (18,953,750)
Cash and cash equivalents, beginning of period                 4,276,918            28,258,098
                                                      ------------------    ------------------
Cash and cash equivalents, end of period              $        6,946,372    $        9,304,348
                                                      ==================    ==================

Other noncash items:
Change in capital lease obligations and lease
    acquisition costs                                         $2,525,000            $5,280,000
                                                      ==================    ==================
Additions to capital lease assets and liabilities            $14,705,361           $23,561,780
                                                      ==================    ==================
Additions to property and equipment                          $17,290,330           $43,541,926
                                                      ==================    ==================
Additions to other long-term liabilities                     $25,748,064           $44,878,162
                                                      ==================    ==================
Additions to other long-term assets                           $2,069,077              $194,580
                                                      ==================    ==================

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

CHAPTER 11 REORGANIZATION

      On November 9, 2000, the Company and certain of its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. Certain of the liabilities reported in the financial statements as of September 30, 2000, will become prepetition liabilities in accordance with the provisions of Chapter 11 and as such will not be paid, if at all, until such time as the Company emerges from Chapter 11. As of the date of this filing, the Company has not submitted a plan of reorganization nor has a trustee been appointed. Subject to the supervision and orders of the Bankruptcy Court, the Company's current officers and directors still maintain control over the assets and business of the Company. Although the balance sheet and statement of operations at and for the three and nine months ended September 30, 2000, do not reflect any changes in reporting required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," in light of the filing for Chapter 11 the Company did evaluate the net realizable value of its long-lived assets and assets to be disposed of and recorded adjustments where there was an indication that the value of an asset had been impaired (see Note
8).

2. RELATED PARTY TRANSACTIONS

      As used herein, "Chancellor" or "Chancellor Entity" refers to Chancellor Senior Housing Group, Inc., Abraham D. Gosman (former Chief Executive Officer and Chairman of the Board of the Company) or companies in which Mr. Gosman and his sons Andrew D. Gosman (former Vice Chairman of the Company) and Michael M. Gosman (former member of the Company's Board of Directors) exercise significant control.

        During the quarter ended March 31, 2000, the Company sold its interest in a sublease with a Chancellor Entity to a third-party. Chancellor leased this facility from a third-party. As consideration for the sale, the Company received cash of $2.4 million and expense and other credits in March 2000 of $1.1 million from certain Chancellor

                             CAREMATRIX CORPORATION

Entities related to facilities the Company leased from Chancellor. In connection with the sale, the Company recorded a charge of $2.4 million to write-off the remaining unamortized portion of its net lease investment. The net charge of $1.4 million is included in Other Expense in the Consolidated Statement of Operations.

        During the quarter ended September 30, 2000, the Company, with Chancellor and certain third-parties, both settled certain outstanding litigation among a subsidiary of the Company, Chancellor, and the third-parties (see Note 7), and concurrently terminated the Company's rights to its share of the cash flow from two facilities which were owned jointly by Chancellor and the third-party. As a result of these transactions, the Company received cash of approximately $5.0 million for the termination of its interest in such facilities and $1.3 million from the settlement of the related litigation. The Company also recorded charges of $2.5 million to write-off the unamortized portion of its lease investment. The net gain of $3.2 million, after payment of all associated expenses, is included in Other Income in the Consolidated Statement of Operations.

        During the quarter ended September 30, 2000, Chancellor sold certain facilities and land to a third-party. As a result of these sales, the Company received cash of approximately $6.8 million and terminated its lease and long-term management agreements with various Chancellor Entities for seven facilities and its development agreement with respect to the land. As a result of the sale of the facilities and the related termination of the lease and management agreements, the Company recorded charges of $9.2 million to write-off the remaining unamortized portion of its lease investment and certain Chancellor receivables associated with the facilities. The net charge of $2.4 million is included in Other Expense in the Consolidated Statement of Operations.

      During the quarter ended September 30, 2000, Andrew D. Gosman and Michael
M. Gosman began occupying office space in a Company facility to operate a non-related business. To date, no rent payments have been received by the Company for the use of the space. The fair market value of the office space is approximately $0.4 million per year.

3. CAPITAL LEASE AGREEMENTS

        As discussed in Note 7 of the 1999 Form 10-K, the Company had entered into various agreements with a third party to develop, manage, and operate up to seven assisted living facilities in Connecticut. Because the Company was required to lease these facilities, the Company treated the development, management, and lease agreements as a single agreement. Although no lease agreement was legally in effect prior to May 2000, the financial statements reflect each of these facilities as a capital lease asset and liability as of the date each facility opened. One facility was opened in the first quarter of 2000 related to these agreements. Accordingly, the Company recorded a capital lease asset and liability of $11.2 million during the quarter ended March 31, 2000. The balance of the capital lease liability was reduced by $2.5 million which represented the application of the lease deposits and commitment fees paid in connection with entering into the agreements.

        During the quarter ended June 30, 2000, the agreements referred to above were modified. The primary modifications were: (1) the lease terms for all of the existing facilities began May 1, 2000, (2) the due dates for the outstanding loans to the facilities were changed to the earlier of the date the mortgages related to the facilities are refinanced or May 2005, (3) the rent payments were decreased for a limited time period with the savings in rent required to be used for specified purposes, and (4) the requirement for the Company to enter into agreements for the remaining two facilities was eliminated. As a result of the change in the agreements, the Company increased both its capital lease assets and capital lease liabilities by $3.5 million as a result of the change in the present value of the payments due under the associated lease agreements.

        During the quarter ended September 30, 2000, the Company's Board of Directors voted to unilaterally terminate each of the facility leases. As a result of the terminations, the Company recorded a gain of $2.8 million.

                             CAREMATRIX CORPORATION

Such gain is included in Other Income in the Consolidated Statement of Operations. The gain is primarily the result of the reversal of losses which were funded by the owner of the facilities. This funding by the owner was being treated as a rent inducement by the Company. The Company also reversed the remaining balance of the associated capital lease assets and capital lease liabilities.

4. LOSS PER SHARE

        Effective September 18, 2000, the Company effected a 1 for 18 stock split. Accordingly, all earnings per share information have been restated to reflect the stock split.

        For all periods presented in these financial statements, basic loss per share was the same as diluted loss per share as the impact of the assumed exercise or conversion of the options, warrants, preferred stock, and 6.25% Convertible Notes would be antidilutive.

5. STRATEGIC ALTERNATIVES/EMERGENCE FROM CHAPTER 11 REORGANIZATION

      The Company has incurred significant operating losses and will require resources in the future, beyond its cash on hand, to fund its working capital and other requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has planned several initiatives to mitigate this doubt including the restructuring and reduction of its corporate overhead, sales of certain assets, the termination of unprofitable agreements, the negotiation of a settlement agreement with Chancellor to liquidate the remaining receivables, and negotiating agreements with its lending institution and other creditors in conjunction with its filing for protection under Chapter 11. If these initiatives are successful, the Company believes its remaining operations will allow it to return to profitability, however, if it is not successful, then the Company would expect to be unable to successfully emerge from Chapter 11 reorganization.

        On October 12, 2000, the Company's stock began trading on the Nasdaq small cap exchange under the symbol "CMDCq." As result of the Chapter 11 filing, the Company's stock was delisted on November 17, 2000. The Company's common stock currently trades on the pink sheets.

      At September 30, 2000, the Company was in payment default under the terms of certain provisions contained in the Company's senior credit facility (see
Note 9 of the 1999 Form 10-K). The amount of such default was approximately $5.5 million. The Company has made payments of principal and/or interest on the credit facility during the pendancy of its Chapter 11 proceeding.

      Although the Company was not in payment default under the terms of any other debt or equity instrument at the time of the Chapter 11 filing, as a result of the filing for Chapter 11, the Company is in default of certain covenants contained in the agreements and/or indentures related to the following debt and equity instruments:

      a) 6.25% Convertible subordinated notes due August 2004 in the principal amount of $115,000,000.00 (see Note 9 of the 1999 Form 10-K). All payments due under the terms of the related indenture are stayed as a result of the Chapter 11 filing.

      b) Certain facility mortgage loans of non-debtor entities due at dates ranging between January 2002 and June 2009 in the aggregate principal amount of $73,405,546.44 (see Note 9 of the 1999 Form 10-K). The Company is a guarantor of these loans. The non-debtor entities continue to make regularly scheduled payments due under the terms of the various loans.

      c)    Series A Preferred Stock in the principal amount of $71,000.00 (see
            Note 12 of the 1999 Form 10-K). All payments due under the terms of the related indenture are stayed as result of the Chapter 11 filing.

      In the event the Company is unable to continue as a going concern, assets may not be recovered at their current carrying value and certain liabilities may not be settled at their current carrying amount.

6. ASSET DISPOSALS

        During the quarter ended September 30, 2000, the Company sold two parcels of land and an investment property for $1.9 million. The land had been acquired as part of the acquisition of SeniorCare (see Note 3 of the

                             CAREMATRIX CORPORATION

1999 Form 10-K). The Company recorded a charge of approximately $4.4 million to reflect the net loss on the sales of the above-referenced land and property. Such charge is included in Other Expense in the Consolidated Statement of Operations.

7. LITIGATION

      CareMatrix Corporation and two of its former officers and three of its former officers and directors have been named as defendants in fourteen class action lawsuits filing in the United States District Court for the District of Massachusetts, one filed by Jonathan Polansky on November 3, 1999, another filed by John P. Delmonico on November 5, 1999, another filed by James Cosentino on November 5, 1999, another filed by Miriam Nathan on November 5, 1999, another filed by Patti Lisa on November 5, 1999, another filed by Leroy E. Schober on November 12, 1999, another filed by Bradley Dunham on November 15, 1999, and another filed by Donald Camp, Marie Camp and Arthur Boxer on December 23, 1999, another filed by Irving Ravens on December 14, 1999, another filed by Gary A. Fryan and Michael B. London on December 3, 1999, another filed by Brock Haynes on November 22, 1999, another filed by Edward J. Oest on November 30, 1999. The complaints all make substantially the same claims. Each complaint alleges that the defendants violated the federal securities laws by making material misstatements and omissions in certain of CareMatrix's public filings and statements during 1998 and 1999. Specifically, the complaints allege that such statements and omissions had the effect of artificially inflating the market price for CareMatrix's common stock until the disclosure by CareMatrix on October 7, 1999 of its expectation that results for the third quarter and for the full year were not likely to meet analysts' consensus anticipated levels. Damages are unspecified.

        CareMatrix and certain of its current and former directors have been named as defendants in a class action lawsuit filed in the Court of Chancery of the State of Delaware for New Castle County. This class action was filed by the Howard Gunty Profit Sharing Plan on August 18, 1999. The complaint alleges that the defendants are engaged in a course of action that constitutes a breach of their fiduciary and other common law duties to the public shareholders of CareMatrix. Specifically, the complaint alleges that the defendants are preparing to execute a management-led buy-out or other strategic alternatives that would be unfair to the public shareholders of CareMatrix. Plaintiffs seek an injunction preventing any such buy-out or, in the event that such a buy-out is consummated, an order from the court setting it aside. Plaintiffs also seek damages and costs of an unspecified amount.

        CareMatrix has been named as a nominal defendant and certain of its current and former directors have been named as defendant in two shareholder derivative class action lawsuits filed in the Court of Chancery of the State of Delaware for New Castle County. These class action lawsuits were filed by Patty Lisa and Magda Sejas on December 13, 1999. The complaint alleges that the defendant directors have breached their fiduciary duties to CareMatrix and damaged the goodwill and reputation of CareMatrix. Specifically, the complaint alleges that the defendant directors engaged in wrongful self-dealing transactions, encouraged and allowed the improper self-dealing complained of, failed to take action to stop such conduct resulting in, among other adverse consequences, federal securities lawsuits against CareMatrix, exposed CareMatrix to losses and took no steps to remove or institute legal action against those officers, directors and employees responsible for permitting the alleged misconduct. The plaintiffs seek an injunction requiring an accounting by the defendant directors to CareMatrix of the damages suffered by CareMatrix and the establishment and maintenance of effective compliance programs to ensure that CareMatrix's affiliates and employees do not engage in wrongful and self-dealing practices. The plaintiffs also seek unspecified costs and disbursements in connection with the action.

        CareMatrix has been named as a defendant in a civil suit filed by Mariner Health Resources, Inc. and Prism Rehab Systems, Inc. in the Superior Court for Suffolk County, Massachusetts. The suit arises from the termination in 1998 of various management, consulting and services agreements between certain subsidiaries of CareMatrix and the plaintiffs in connection with certain skilled nursing facilities in Maryland, Massachusetts, New Jersey and

                             CAREMATRIX CORPORATION

Florida. The plaintiffs allege that CareMatrix failed to pay approximately $3.3 million owed to the plaintiffs, plus interest and costs, under the terms of the termination agreements between CareMatrix, certain of CareMatrix's subsidiaries and the plaintiffs. CareMatrix and its subsidiaries have denied these allegations and have counterclaimed against the plaintiffs and their corporate parent, Mariner Post-Acute Network, Inc. ("MPAN"), seeking a declaration that no monies are presently due under the termination agreements at issue. CareMatrix and its subsidiaries also seek damages for certain misconduct by the plaintiffs and MPAN relating to the management of the facilities, including, among other items, the fraudulent misrepresentation of amounts due from Medicaid at the Maryland skilled nursing facility. On January 12, 2000, plaintiffs and MPAN filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code.

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

        CareMatrix has been named as a nominal defendant and certain of its current and former directors have been named as defendants in a shareholder derivative class action lawsuit filed in the court of Chancery of the State of Delaware for New Castle County. This class action was filed by Patty Lisa and Magda Sejas on August 1, 2000. The complaint alleges that the defendant directors have breached their fiduciary duties to CareMatrix by approving of the termination of various management contracts with Chancellor in connection with the sale by Chancellor of various assets without fairly compensating CareMatrix for the loss of its management rights and without paying CareMatrix the receivables owed by Chancellor to CareMatrix. The plaintiffs seek an injunction preventing the defendants from taking any steps in furtherance of the sale of the Chancellor Entities' assets, rescission of the termination of the management agreements with the Chancellor Entities and requiring an accounting by the defendants to CareMatrix for the damages suffered by CareMatrix. The plaintiffs also seek unspecified costs and disbursements in connection with the action.

        The Company believes it has meritorious defenses to each of the actions described above and intends to vigorously defend each such action. The Company does not currently expect the outcome of any of the litigation, referenced above, to have a material adverse impact on its financial position, results of operations and cash flows.

        On October 9, 2000, a judgment was entered in the District Court of Clark County, Nevada, against the Company and certain of its subsidiaries in the amount of approximately $0.8 million, together with interest accruing thereon from October 1, 2000, with respect to litigation commenced by a third-party for defaults alleged to have occurred under a Chancellor Entity's lease of a facility located in Las Vegas, Nevada, from a third-party, which facility was managed by a subsidiary of the Company, and which lease was guaranteed by the Company (see Note 13 of the 1999 Form 10-K). The judgment further terminated the subsidiary's management agreement and granted possession of the facility to the third-party. The amount of the judgment is included in General and administrative expense in the Consolidated Statement of Operations.

        On October 18, 2000, a judgment was entered in the Second Judicial District Court for Davis County, Utah, against the Company and certain of its subsidiaries in the amount of approximately $0.9 million, together with interest accruing thereon from October 18, 2000, with respect to litigation commenced by a third-party for defaults alleged to have occurred under a Chancellor Entity's lease of a facility located in Clearfield, Utah, from a third-party, which facility was managed by a subsidiary of the Company, and which lease was guaranteed by the Company (see

                             CAREMATRIX CORPORATION

Note 13 of the 1999 Form 10-K). The judgment further terminated the subsidiary's management agreement and granted possession of the facility to the third-party. The amount of the judgment is included in General and administrative expense in the Consolidated Statement of Operations.

        The Company is also subject to litigation with various vendors as a result of either contracts entered into or services provided related to facilities the Company has developed and/or managed. The current aggregate amount of such claims outstanding is approximately $8.9 million. The Company has not currently recorded a reserve to cover such potential claims as the range of unsuccessful outcomes of such litigation cannot be reasonably estimated at this time.

        As result of the Chapter 11 filing, the foregoing litigation has been stayed against any of the debtor entities.

        A subsidiary of the Company (the "Subsidiary") was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, County of Nassau. This lawsuit was filed on October 26, 1999 in the name of Great Neck Holding, LLC and The Mayfair at Glen Cove, LLC, the owners of two senior housing facilities located in Long Island, New York. The amended complaint alleged that the Subsidiary breached its duties under certain management agreements covering the two facilities. The plaintiffs sought an accounting by the Subsidiary as to all funds received and expended by it with respect to the facilities covered by the management agreements, as well as damages of at least $1,000,000 and costs. In addition, the plaintiffs sought injunctive relief, preventing the Subsidiary from entering the subject properties or otherwise interfering with the plaintiffs' operation of the subject properties. The Subsidiary also filed a lawsuit in the same court against plaintiffs and another entity and two individuals who acted to allegedly terminate the Subsidiary as Manager without notice or cause as required under the management agreements. The complaint in the Subsidiary's action sought to enjoin those parties from taking any further action to terminate the management agreements, as well as damages and costs. On March 30, 2000, the Subsidiary's motion for preliminary injunctive relief was granted (which included giving the manager the right to manage the facilities on the condition that the Subsidiary post an undertaking in the amount of $1,000,000) and the Plaintiff's motions for preliminary injunctive relief were denied. During the quarter ended September 30, 2000, the litigation noted above was settled (see Note 2).

        The Subsidiary has also sued the company allegedly hired to replace the Subsidiary as Manager of the two facilities, for tortiously interfering with the Subsidiary's rights and performance of its obligations under the management agreements. That action was filed in the United States District Court for the Eastern District of New York. The complaint in this lawsuit seeks damages, costs, and injunctive relief. The defendant has answered the complaint, denying certain of the material allegations and asserting affirmative defenses. The defendant filed motions seeking (i) a stay of the action against it pending the outcome of the two state-court lawsuits between the Subsidiary and the owners, discussed above, and (ii) dismissal of one of the two claims for relief asserted in the complaint. On May 5, 2000, the United States District Court granted the Subsidiary permission to amend the complaint to address an alleged pleading defect and otherwise denied the defendant's motion to dismiss that claim. Accordingly, on May 8, 2000, the Subsidiary filed an amended complaint. On May 11, 2000, the District Court denied the defendant's motion for a stay of the proceedings until the litigation with the Owners is resolved. This litigation was settled in conjunction with the litigation noted in the preceding paragraph.

8. ASSET IMPAIRMENT AND OTHER CHARGES

        In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, " ("FAS 121") the Company assessed the recoverability of its long-lived assets by comparing anticipated discounted future cash flows with the carrying value of the related assets. As result of this assessment, during the quarter ended September 30, 2000, the Company recorded charges of $0.9 million to write-down the value of various investments in land and other assets to their

                             CAREMATRIX CORPORATION
estimated net realizable value. Such charge is included in Asset Impairment and Other Charges in the Consolidated Statement of Operations.

        Also during the quarter ended September 30, 2000, the Company recognized a goodwill impairment charge of $9.9 million related to the October 1996 acquisition of the Standish Care Company ("Standish"). This goodwill recognized the Standish operations as the foundation for the Company's entry into the assisted living industry. Due to the continued decline in the financial results of the operating entities associated with the Standish acquisition, the intense competition in the market areas served by these facilities, and the filing for Chapter 11, the Company evaluated this goodwill for possible impairment in accordance with FAS 121 by comparing anticipated future discounted future cash flows with the carrying value of the related assets. As a result of this analysis, the Company determined that the cash flows from these facilities would be insufficient to recover their carrying value and, accordingly, the value of such assets were impaired to the extent their carrying value would not be recovered.

        During the months of January 2001, February 2001, and March 2001, the Company received notices of Chancellor defaults related to facilities and other assets in which the Company has an interest. On March 2, 2001, Mr. Gosman filed for Chapter 11 bankruptcy protection. As a result of these events, the Company reviewed its valuation of its Chancellor related assets and determined that additional write-downs were needed to reflect their current fair market value. Accordingly, the Company recorded charges totaling $27.2 million to write-down the value of certain land, lease rights, accounts receivable, and other assets related to these events. Such charges are included in Asset Impairment and Other Charges in the Consolidated Statement of Operations.

9. SUBSEQUENT EVENTS

        On November 8, 2000, Abraham Gosman, Michael Gosman, and Andrew Gosman each resigned as officers, employees, and directors of the Company and each of its subsidiaries.

        On November 9, 2000, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (see Note 1).

        On December 20, 2000, Chancellor sold to a third-party a facility the Company had been leasing. In connection with the sale, the Company received cash of $3.2 million and terminated its lease. After the write-off of the remaining unamortized lease cost associated with the facility and recording expenses associated with the sale, the resulting gain on the sale was immaterial.

      On January 12, 2001, Chancellor sold to a third-party a facility the Company had been leasing. In connection with the sale, the Company had received cash of $2.1 million in the quarter ended September 30, 2000. The Company's lease was terminated upon the completion of the sale. After the write-off of the remaining unamortized lease cost associated with the facility and recording expenses associated with the sale, the Company estimates it will record a gain on the sale. The amount of the gain has yet to be determined due to contingencies associated with the determination of the final sales price.

        On March 7, 2001, the Company sold a note to a third-party for $0.8 million. During the quarter ended September 30, 2000, the Company recognized a loss on the sale of the note of $0.6 million. Such loss is included in Other Expense in the Consolidated Statement of Operations.

      On March 23, 2001, the Company sold a facility it owned to a third-party. As consideration for the sale, the Company received cash of approximately $0.4 million. During the quarter ended September 30, 2000, the Company has recorded a charge of $1.0 million to reflect the estimated loss on the sale of the facility. Such loss is included in Other Expense in the Consolidated Statement of Operations. The facility sold is included in Other Long-term Assets in the Consolidated Balance Sheet (see Note 5 of the 1999 Form 10-K).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        CareMatrix Corporation ("the Company") is a provider of assisted living services to the elderly. At September 30, 2000, the Company operated 38 facilities in 13 states with a capacity of approximately 4,029 units. Of the facilities, 13 are owned, 14 are leased or operated under long-term management agreements, 5 are managed, and 6 new facilities are consolidated for accounting purposes. The Company provides assistance with the activities of daily living and other personalized support services in a residential setting for elderly residents who cannot live independently but who do not need the level of medical care provided in a skilled nursing facility. The Company also provides additional specialized care and services to residents with certain low acuity medical needs and residents with Alzheimer's disease or other forms of dementia. By offering this full range of services, the Company is able to accommodate the changing needs of residents as they age within a facility and develop further physical or cognitive frailties.

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

        o risks related to the Company's ability to successfully emerge from Chapter 11,

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

        o risks related to the Company's ability to attract and retain key personnel; and

        o risks related to the ability of the Chancellor Entities' (the entities that own many of the facilities the Company operates) to: obtain adequate financing both to fund the facilities during start-up and to provide any equity needed, including cash for operating losses, meet bank covenants; fund any amounts owed to the Company; and continue as a going concern. Any inability to do any of the items noted above, or any actions taken by Chancellor's lenders as a result of defaults by Chancellor which may occur, or may have already occurred, under its debt obligations, could have a material adverse effect on the Company's financial position, results of operations, and cash flows (see Note 8 and Notes 5 and 17 of the 1999 Form 10K). As used herein "Chancellor" or "Chancellor

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              Entities" refer to Chancellor Senior Housing Group, Inc., Abraham
              D. Gosman (former Chief Executive Officer and Chairman of the Board of the Company) or companies in which Mr. Gosman and certain former members of the Company's senior management exercise significant control.

        On November 9, 2000, the Company and certain of its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. Certain of the liabilities reported in the financial statements as of September 30, 2000, will become prepetition liabilities in accordance with the provisions of Chapter 11 and as such will not be paid, if at all, until such time as the Company emerges from Chapter 11. As of the date of this filing, the Company has not submitted a plan of reorganization nor has a trustee been appointed. Subject to the supervision and orders of the Bankruptcy Court, the Company's current officers and directors still maintain control over the assets and business of the Company. Although the balance sheet and statement of operations at and for the three and nine months ended September 30, 2000, do not reflect changes in reporting required by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company did evaluate the net realizable value of its long-lived assets and assets to be disposed of in light of the filing for Chapter 11 and recorded adjustments where there was an indication that the value of an asset had been impaired (see Note 8).

        All references to "Notes" contained herein refer to Notes to Consolidated Financial Statements in this Form 10-Q, and all references to "1999 Form 10-K" contained herein refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, unless otherwise specified.

        The quarter ended September 30, 2000 compared to the quarter ended September 30, 1999

        REVENUES. Resident operations revenue decreased by $11.9 million for the third quarter of 2000 compared to the same period in 1999. The change is comprised of increases in revenue from comparable facilities of $0.5 million, $0.2 million from new facilities, and $1.6 million from new facilities that the Company is required to consolidate for accounting purposes (see Note 1), offset by a decrease of $10.7 million in revenue from facilities that were either sold or where the lease agreement was terminated, and a $3.5 million decline in revenue related to management contracts and other services. The decline resulted from both the decrease in the total number of facilities under construction and in operation and the Company's decision to not recognize revenue in situations where the Company is still providing services but where it is more likely than not that such revenue will not ultimately be realized. Included in resident operations revenue in the third quarter of 1999 was $1.4 million earned from marketing and management services provided to facilities under construction per the terms of existing development agreements.

        The Company did not record any development fee income in the third quarter of 2000 as a result of the termination of the remaining projects in the Company's development pipeline during 1999 (see Note 17 of the 1999 Form 10-K). The Company does not currently intend to develop additional projects.

        FACILITY EXPENSES. Facility operating expenses were $26.5 million in the third quarter of 2000 compared to $31.7 million in the same period of 1999, a decrease of $5.2 million. The change is comprised of increases of $0.3 million from comparable facilities, $0.2 million from new facilities, and $1.8 million of start up and other operating costs from facilities the Company consolidates for accounting purposes, offset by a $7.5 million decrease in operating expenses from facilities that were either sold or where the leases were terminated. Included in facility operating expenses in the third quarter of 1999 was a credit of $1.2 million representing an adjustment for lost revenue due to the implementation of Medicare's Prospective Payment System. Although the Company's leases with Chancellor provide indemnification for such change in governmental regulations, the Company did not record a benefit for this indemnification agreement in the third quarter of 2000 since it is more likely than not that such benefit will not ultimately be realized.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

        Facility lease expense was $3.3 million in the third quarter of 2000 compared to $5.1 million in the same period in 1999, a decrease of $1.8 million. The decrease is primarily due to the sale of one facility in the first quarter of 2000, the termination of two leases in the third quarter of 2000 related to Chancellor facilities that were sold by Chancellor, and the termination by the Company of a long-term management agreement with a Chancellor Entity related to a senior hotel in Florida.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $9.0 million in the third quarter of 2000 compared to $5.1 million in the comparable period in 1999. Decreases in corporate overhead due to the restructuring of the Company were offset by severance, professional, legal, and insurance costs as a result of the Company's review of strategic alternatives (see Note 5 and Note 17 of the 1999 Form 10-K) and various litigation in which the Company is currently involved (see Note 7). Included in general and administrative costs in the third quarter of 2000 is a charge of approximately $3.0 million related to retention and severance payments made to certain of the Company's current and former employees (see Note 19 of the 1999 Form 10-K). Also included in general and administrative expense in the third quarter of 2000 are charges totaling $1.7 million as a result of judgments entered into against the Company related to certain Chancellor lease defaults (see Note 7).

        ASSET IMPAIRMENT AND OTHER CHARGES. Asset impairment and other charges during the three months ended September 30, 2000, includes $27.2 million to write-down the value of certain land, lease rights, accounts receivable, and other assets related to the Company's evaluation of its Chancellor related assets (see Note 8), $9.9 million to write-down the value of goodwill associated with the 1996 acquisition of the Standish Care Company and $0.9 million to write-down the value of various investments in land and other assets to their estimated net realizable value (see Note 8). Asset impairment and other charges during the three months ended September 30, 1999, includes $3.1 million from the write-down of certain long-lived assets to their estimated net realizable value and $0.6 million of severance and related benefits due to the restructuring of corporate overhead (see Note 17 to the 1999 Form 10-K).

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the third quarter of 2000 increased $0.8 million compared to the same period in 1999. The increase is due primarily to $0.3 million of incremental amortization of capital lease assets and $0.9 million of depreciation and amortization from new facilities which the Company is required to consolidate for accounting purposes, partially offset by a decline of $0.2 million in the amortization of certain intangible assets as a result of the asset impairment charges recorded in 1999 (see Note 17 of the 1999 Form 10-K).

        INTEREST AND OTHER INCOME AND INTEREST AND OTHER EXPENSE. Interest and other income for the third quarter of 2000 was $ 6.1 million compared to $3.6 million for the same period in 1999. The increase in interest and other income is due to a net gain of $3.2 million related to the settlement of outstanding litigation and sale of cash flow rights (see Note 2) and a net gain of $2.8 million from the termination of certain lease agreements (see Note 3), partially offset by reduced interest income due to lower average cash balances during 2000 compared to 1999 and a decrease in related party interest income of $0.9 million as a result of the Company's decision to not recognize income in situations where it is more likely than not that such income will not be realized. Included in other income in the third quarter of 1999 was a net gain of $2.1 million in development profits from the sale of development rights related to the Company's interest in certain phases of a campus community in New York. The gain is net of a $1.8 million charge which represented the unamortized purchase price of these rights. Also included in other income in the third quarter of 1999 was $0.3 million received from the termination of an interest rate lock agreement with a third-party. Interest and other expense for the third quarter of 2000 increased to $17.3 million from $5.7 million for the same period in 1999. Included in other expense in the third quarter of 2000 are charges of $6.9 million related to the disposal of land and other assets (see Notes 2, 6, and 9), $2.2 million of interest expense related to facilities which the Company is required to consolidate for accounting purposes, $0.9 million to the write-off of the remaining unamortized lease cost related to a facility where the Company's future lease rights were terminated as a result of defaults alleged to have occurred under a Chancellor Entity's lease (see Note 7), $0.2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
million related to fixed assets disposed of as a result of the relocation of the Company's headquarters, $0.4 million related to other fixed assets disposed of, and an increase of $0.2 million in expense related to the Company's line of credit. Included in other expense in the third quarter of 1999 was a $0.8 charge million which reflects the decrease in the fair market value of the Company's investment in a limited partnership.

        INCOME TAXES. The Company's effective tax rate during the third quarter of 2000 was 0.4% compared to 39.5% in 1999. The change in the effective tax rate is due both to the Company's inability to recognize deferred tax benefits because it is more likely than not that some portion of the deferred tax assets would not be realized and the limitations on the utilization of loss carrybacks at the state level.

        The nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

        REVENUES. Resident operations revenue decreased by $21.8 million through September 30, 2000, compared to the same period in 1999. The change is comprised of increases in revenue from comparable facilities of $2.3 million, $0.3 million from new facilities, and $2.8 million from facilities the Company is required to consolidate for accounting purposes (see Note 1), offset by a decrease of $12.3 million from facilities that were either sold or where the leases were terminated, and a $14.9 million decline in revenue related to management contracts and other services. This decline resulted from both the decrease in the total number of facilities under construction and in operation and the Company's decision to not recognize revenue in situations where the Company is still providing services but where it is more likely than not that such revenue will not ultimately be realized. Included in resident operations revenue in the through September 30, 1999, was $ 8.4 million earned from marketing and management services provided to facilities under construction per the terms of existing development agreements.

        The Company did not record any development fee income during 2000 as a result of the termination of the remaining projects in the Company's development pipeline during 1999 (see Note 17 of the 1999 Form 10-K). The Company does not currently intend to develop additional projects.

        FACILITY EXPENSES. Facility operating expenses were $94.8 million through September 30, 2000, compared to $91.3 million in the same period of 1999, an increase of $3.5 million. The increase is comprised of $3.6 million from comparable facilities, $0.6 million from new facilities, and $4.7 million of start up and other operating costs from facilities the Company consolidates for accounting purposes, offset by a decrease in expenses of $5.4 million from facilities that were either sold or where the leases were terminated. Included in facility operating expenses in the nine months ended September 30, 1999, was a credit of $4.0 million representing an adjustment for lost revenue due to the implementation of Medicare's Prospective Payment System. Although the Company's leases with Chancellor provide indemnification for such change in governmental regulations, the Company did not record a benefit for this indemnification agreement in 2000 since it is more likely than not that such benefit will not ultimately be realized.

        Facility lease expense was $12.7 million in the through September 30, 2000, compared to $14.6 million in the same period in 1999, a decrease of $1.9 million. Increases in lease expense due to increased cash flow rent payments in 2000 compared to the same period in 1999 were offset by a decline in lease expense as a result of the sale in the first quarter of 2000 of the Company's interest in a sublease, the termination of two leases in the third quarter of 2000 related to Chancellor facilities that were sold by Chancellor, and the termination by the Company of a long-term management agreement with a Chancellor Entity related to a senior hotel in Florida. Cash flow rent payments are based on the profitability of the specific facility.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses were $21.0 million through September 30, 2000, compared to $15.4 million in the comparable period in 1999, a $4.6 million increase. Decreases in corporate overhead due to the restructuring of the Company were offset by severance, professional,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
legal, and insurance costs as a result of the Company's review of strategic alternatives (see Note 5 and Note 17 of the 1999 Form 10-K) and various litigation in which the Company is currently involved (see Note 7). Included in general and administrative costs in the nine months ended September 30, 2000, is a charge of $1.9 million related to the write-off the remaining balance of certain development fee receivables from a third-party as a result of the termination of the associated development and management contracts, approximately $3.0 million related to retention and severance payments made to certain of the Company's current and former corporate employees (see Note 19 of the 1999 Form 10-K), and charges totaling $1.7 million as a result of judgments entered into against the Company related to certain Chancellor lease defaults (see Note 7 ).

        ASSET IMPAIRMENT AND OTHER CHARGES. Asset impairment and other charges during the three months ended September 30, 2000, includes $27.2 million to write-down the value of certain land, lease rights, accounts receivable, and other assets related to its evaluation of Chancellor related assets (see Note
8), $9.9 million to write-down the value of goodwill associated with the 1996 acquisition of the Standish Care Company and $0.9 million to write-down the value of various investments in land and other assets to their estimated net realizable value (see Note 8). Asset impairment and other charges during the three months ended September 30, 1999, includes $3.1 million from the write-down of certain long-lived assets to their estimated net realizable value and $0.6 million of severance and related benefits due to the restructuring of corporate over head (see Note 17 to the 1999 Form 10-K).

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization through September 30, 2000, increased $2.6 million compared to the same period in 1999. The increase is due primarily to $0.8 million of incremental amortization of capital lease assets, $2.3 million of depreciation and amortization from new facilities which the Company is required to consolidate for accounting purposes, and $0.2 million from the amortization of other intangible assets, partially offset by a decline of $0.7 million in the amortization of certain intangible assets as a result of the asset impairment charges recorded in 1999 (see Note 17 of the 1999 Form 10-K).

        INTEREST AND OTHER INCOME AND INTEREST AND OTHER EXPENSE. Interest and other income for the nine months ended September 30, 2000 was $ 6.4 million compared to $6.4 million for the same period in 1999. Included in interest and other income in 2000 is a net gain of $3.2 million related to the settlement of outstanding litigation and sale of cash flow rights (see Note 2) and a net gain of $2.8 million from the termination of certain lease agreements (see Note 3). These items are partially offset by reduced interest income due to lower average cash balances during 2000 compared to 1999 and a decrease in related party interest income of $2.6 million as a result of the Company's decision to not recognize income in situations where it is more likely than not that such income will not be realized. Included in other income in 1999 was a net gain of $2.1 million in development profits from the sale of development rights related to the Company's interest in certain phases of a campus community in New York. The gain is net of a $1.8 million charge which represented the unamortized purchase price of these rights. Also included in other income in 1999 was $0.3 million received from the termination of an interest rate lock agreement with a third-party and $0.2 million from the Company's investments in two limited partnerships. Interest and other expense through September 30, 2000, increased to $31.3 million from $14.1 million for the same period in 1999. Included in other expense in 2000 are charges of $6.9 million related to the disposal of land and other assets (see Notes 2, 6, and 9), $0.8 million of incremental interest related to facilities which were refinanced during 1999 (see Note 10 of the 1999 Form 10-K), $5.1 million of interest expense related to facilities which the Company is required to consolidate for accounting purposes, $0.9 million to the write-off of the remaining unamortized lease cost related to a facility where the Company's future lease rights were terminated as a result of defaults alleged to have occurred under a Chancellor Entity's lease (see Note
7), $0.2 million related to fixed assets disposed of as a result of the relocation of the Company's headquarters, $0.4 million related to other fixed assets disposed of, an increase of $0.5 million related to borrowings under the Company's line of credit, and a $1.4 million charge from the net write-off of the remaining balance of a lease deposit related to an interest in a sublease that was sold (see Note 2).

        INCOME TAXES. The Company's effective tax rate through September 30, 2000, was 1.4% compared to 39.5% in 1999. The change in the effective tax rate is due both to the Company's inability to recognize deferred tax

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
benefits because it is more likely than not that some portion of the deferred tax assets would not be realized and the limitations on the utilization of loss carrybacks at the state level.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents at September 30, 2000, were $6.9 million compared to $4.3 million at December 31, 1999, an increase of $2.6 million.

        Cash used by operations was $2.8 million through September 30, 2000, compared to a use of $24.5 million for the same period in 1999. This use of cash is comprised of $41.1 million of net loss before depreciation and amortization and other non-cash charges, partially offset by $10.0 million of noncash expenses related to facilities the Company consolidates for accounting purposes, $1.5 million for accrued interest on capital lease obligations, net charge of $6.0 million related to the write-down of various assets as the result of certain sales and lease terminations (see Note 2), and an increase of $20.8 million in other working capital items primarily as a result of the Company receiving cash from the utilization of federal income tax net operating loss carrybacks.

        Cash provided by investing activities was $17.9 million through September 30, 2000, compared to a use of $18.9 million for the same period in 1999. The source of cash was primarily due to a net of $16.3 million received from the sale of certain assets (see Note 2), $2.1 million received as a purchase deposit from a third-party for the sale of certain lease rights, $1.3 million received from the sale of three parcels of investment property to various third-parties, partially offset by $0.7 million in net additions to property and equipment, $0.6 million used for a purchase deposit on one facility, and an increase in restricted cash of $0.6 million.

        Cash flows used by financing activities were $12.5 million through September 30, 2000, compared to a source of $24.5 million for the same period in 1999. The use of cash is primarily due to a net $10.6 million of debt repayments on the Company's line of credit and $1.9 million of other debt repayments,

      The Company has incurred significant operating losses and will require resources in the future, beyond its cash on hand, to find its working capital and other requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has planned several initiatives to mitigate this doubt including the restructuring and reduction of its corporate overhead, sales of certain assets, the termination of unprofitable agreements, negotiation of a settlement agreement with Chancellor to liquidate the remaining receivables, and negotiating agreements with its lending institution and other creditors in conjunction with its filing for protection under Chapter 11. If these initiatives are successful, the Company believes its remaining operations will allow it to return to profitability, however, if it is not successful, then the Company would expect to be unable to successfully emerge from Chapter 11 reorganization.

        On October 12, 2000, the Company's stock began trading on the Nasdaq small cap exchange under the symbol "CMDCq." As result of the Chapter 11 filing, the Company's stock was delisted on November 17, 2000. The Company's common stock currently trades on the pink sheets.

      At September 30, 2000, the Company was in payment default under the terms of certain provisions contained in the Company's senior credit facility (see
Note 9 of the 1999 Form 10-K). The amount of such default was approximately $5.5 million. The Company has made payments of principal and/or interest on the credit facility during the pendancy of its Chapter 11 proceeding.

      Although the Company was not in payment default under the terms of any other debt or equity instrument at the time of the Chapter 11 filing, as a result of the filing for Chapter 11, the Company is in default of certain covenants contained in the agreements and/or indentures related to the following debt and equity instruments:

      a) 6.25% Convertible subordinated notes due August 2004 in the principal amount of $115,000,000.00 (see Note 9 of the 1999 Form 10-K). All payments due under the terms of the related indenture are stayed as a result of the Chapter 11 filing.

      b) Certain facility mortgage loans of non-debtor entities due at dates ranging between January 2002 and June 2009 in the aggregate principal amount of $73,405,546.44 (see Note 9 of the 1999 Form 10-K). The Company is a guarantor of these loans. The non-debtor entities continue to make regularly scheduled payments due under the terms of the various loans.

      c)    Series A Preferred Stock in the principal amount of $71,000.00 (see
            Note 12 of the 1999 Form 10-K). All payments due under the terms of the related indenture are stayed as result of the Chapter 11 filing.

        In the event the Company is unable to continue as a going concern, assets may not be recovered at their current carrying value and certain liabilities may not be settled at their current carrying amount.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company does not expect changes in interest rates to have a material effect on income or cash flows for the year ended December 31, 2000, although there can be no assurances that interest rates will not significantly change.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      CareMatrix Corporation and two of its former officers and three of its former officers and directors have been named as defendants in fourteen class action lawsuits filing in the United States District Court for the District of Massachusetts, one filed by Jonathan Polansky on November 3, 1999, another filed by John P. Delmonico on November 5, 1999, another filed by James Cosentino on November 5, 1999, another filed by Miriam Nathan on November 5, 1999, another filed by Patti Lisa on November 5, 1999, another filed by Leroy E. Schober on November 12, 1999, another filed by Bradley Dunham on November 15, 1999, and another filed by Donald Camp, Marie Camp and Arthur Boxer on December 23, 1999, another filed by Irving Ravens on December 14, 1999, another filed by Gary A. Fryan and Michael B. London on December 3, 1999, another filed by Brock Haynes on November 22, 1999, another filed by Edward J. Oest on November 30, 1999. The complaints all make substantially the same claims. Each complaint alleges that the defendants violated the federal securities laws by making material misstatements and omissions in certain of CareMatrix's public filings and statements during 1998 and 1999. Specifically, the complaints allege that such statements and omissions had the effect of artificially inflating the market price for CareMatrix's common stock until the disclosure by CareMatrix on October 7, 1999 of its expectation that results for the third quarter and for the full year were not likely to meet analysts' consensus anticipated levels. Damages are unspecified.

        CareMatrix and certain of its current and former directors have been named as defendants in a class action lawsuit filed in the Court of Chancery of the State of Delaware for New Castle County. This class action was filed by the Howard Gunty Profit Sharing Plan on August 18, 1999. The complaint alleges that the defendants are engaged in a course of action that constitutes a breach of their fiduciary and other common law duties to the public shareholders of CareMatrix. Specifically, the complaint alleges that the defendants are preparing to execute a management-led buy-out or other strategic alternatives that would be unfair to the public shareholders of CareMatrix. Plaintiffs seek an injunction preventing any such buy-out or, in the event that such a buy-out is consummated, an order from the court setting it aside. Plaintiffs also seek damages and costs of an unspecified amount.

        CareMatrix has been named as a nominal defendant and certain of its current and former directors have been named as defendant in two shareholder derivative class action lawsuits filed in the Court of Chancery of the State of Delaware for New Castle County. These class action lawsuits were filed by Patty Lisa and Magda Sejas on December 13, 1999. The complaint alleges that the defendant directors have breached their fiduciary duties to CareMatrix and damaged the goodwill and reputation of CareMatrix. Specifically, the complaint alleges that the defendant directors engaged in wrongful self-dealing transactions, encouraged and allowed the improper self-dealing complained of, failed to take action to stop such conduct resulting in, among other adverse consequences, federal securities lawsuits against CareMatrix, exposed CareMatrix to losses and took no steps to remove or institute legal action against those officers, directors and employees responsible for permitting the alleged misconduct. The plaintiffs seek an injunction requiring an accounting by the defendant directors to CareMatrix of the damages suffered by CareMatrix and the establishment and maintenance of effective compliance programs to ensure that CareMatrix's affiliates and employees do not engage in wrongful and self-dealing practices. The plaintiffs also seek unspecified costs and disbursements in connection with the action.

        CareMatrix has been named as a defendant in a civil suit filed by Mariner Health Resources, Inc. and Prism Rehab Systems, Inc. in the Superior Court for Suffolk County, Massachusetts. The suit arises from the termination in 1998 of various management, consulting and services agreements between certain subsidiaries of CareMatrix and the plaintiffs in connection with certain skilled nursing facilities in Maryland, Massachusetts, New Jersey and Florida. The plaintiffs allege that CareMatrix failed to pay approximately $3.3 million owed to the plaintiffs, plus interest and costs, under the terms of the termination agreements between CareMatrix, certain of CareMatrix's subsidiaries and the plaintiffs. CareMatrix and its subsidiaries have denied these allegations and have counterclaimed against the plaintiffs and their corporate parent, Mariner Post-Acute Network, Inc. ("MPAN"), seeking a declaration that no monies are presently due under the termination agreements at issue. CareMatrix and its subsidiaries also seek damages for certain misconduct by the plaintiffs and MPAN relating to the management of the facilities, including, among other items, the fraudulent misrepresentation of amounts due from Medicaid at the

Maryland skilled nursing facility. On January 12, 2000, plaintiffs and MPAN filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code.

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

        CareMatrix has been named as a nominal defendant and certain of its current and former directors have been named as defendants in a shareholder derivative class action lawsuit filed in the court of Chancery of the State of Delaware for New Castle County. This class action was filed by Patty Lisa and Magda Sejas on August 1, 2000. The complaint alleges that the defendant directors have breached their fiduciary duties to CareMatrix by approving of the termination of various management contracts with Chancellor in connection with the sale by Chancellor of various assets without fairly compensating CareMatrix for the loss of its management rights and without paying CareMatrix the receivables owed by Chancellor to CareMatrix. The plaintiffs seek an injunction preventing the defendants from taking any steps in furtherance of the sale of the Chancellor Entities' assets, recission of the termination of the management agreements with the Chancellor Entities and requiring an accounting by the defendants to CareMatrix for the damages suffered by CareMatrix. The plaintiffs also seek unspecified costs and disbursements in connection with the action.

        The Company believes it has meritorious defenses to each of the actions described above and intends to vigorously defend each such action. The Company does not currently expect the outcome of any of the litigation, referenced above, to have a material adverse impact on its financial position, results of operations and cash flows.

        On October 9, 2000, a judgment was entered in the District Court of Clark County, Nevada, against the Company and certain of its subsidiaries in the amount of approximately $0.8 million, together with interest accruing thereon from October 1, 2000, with respect to litigation commenced by a third-party for defaults alleged to have occurred under a Chancellor Entity's lease of a facility located in Las Vegas, Nevada, from a third-party, which facility was managed by a subsidiary of the Company, and which lease was guaranteed by the Company (see Note 13 of the1999 Form 10-K). The judgment further terminated the subsidiary's management agreement and granted possession of the facility to the third-party. The amount of the judgment is included in General and administrative expense in the Consolidated Statement of Operations.

        On October 18, 2000, a judgment was entered in the Second Judicial District Court for Davis County, Utah, against the Company and certain of its subsidiaries in the amount of approximately $0.9 million, together with interest accruing thereon from October 18, 2000, with respect to litigation commenced by a third-party for defaults alleged to have occurred under a Chancellor Entity's lease of a facility located in Clearfield, Utah, from a third-party, which facility was managed by a subsidiary of the Company, and which lease was guaranteed by the Company (see Note 13 of the 1999 Form 10-K). The judgment further terminated the subsidiary's management agreement and granted possession of the facility to the third-party. The amount of the judgment is included in General and administrative expense in the Consolidated Statement of Operations.

        The Company is also subject to litigation with various vendors as a result of either contracts entered into or services provided related to facilities the Company has developed and/or managed. The current aggregate amount of such claims outstanding is approximately $8.9 million. The Company has not currently recorded a reserve to cover such potential claims as the range of unsuccessful outcomes of such litigation cannot be reasonably estimated at this time.

        The Company is a party to litigation in the ordinary course of business. The Company does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

        As result of the Chapter 11 filing, the foregoing litigation has been stayed against any of the debtor entities.

        A subsidiary of the Company (the "Subsidiary") has been named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, County of Nassau. This lawsuit was filed on October 26, 1999 in the name of Great Neck Holding, LLC and The Mayfair at Glen Cove, LLC, the owners of two senior housing facilities located in Long Island, New York. The amended complaint alleges that the Subsidiary has breached its duties under certain management agreements covering the two facilities. The plaintiffs seek an accounting by the Subsidiary as to all funds received and expended by it with respect to the facilities covered by the management agreements, as well as damages of at least $1,000,000 and costs. In addition, the plaintiffs are seeking injunctive relief, preventing the Subsidiary from entering the subject properties or otherwise interfering with the plaintiffs' operation of the subject properties. The Subsidiary has filed a lawsuit in the same court against plaintiffs and another entity and two individuals who acted to allegedly terminate the Subsidiary as Manager without notice or cause as required under the management agreements. The complaint in the Subsidiary's action seeks to enjoin those parties from taking any further action to terminate the management agreements, as well as damages and costs. On March 30, 2000, the Subsidiary's motion for preliminary injunctive relief was granted (which included giving the manager the right to manage the facilities on the condition that the Subsidiary post an undertaking in the amount of $1,000,000) and the Plaintiff's motions for preliminary injunctive relief were denied. During the quarter ended September 30, 2000, the litigation noted above was settled (see Note 2).

        The Subsidiary has also sued the company allegedly hired to replace the Subsidiary as Manager of the two facilities, for tortiously interfering with the Subsidiary's rights and performance of its obligations under the management agreements. That action was filed in the United States District Court for the Eastern District of New York. The complaint in this lawsuit seeks damages, costs, and injunctive relief. The defendant has answered the complaint, denying certain of the material allegations and asserting affirmative defenses. The defendant filed motions seeking (i) a stay of the action against it pending the outcome of the two state-court lawsuits between the Subsidiary and the owners, discussed above, and (ii) dismissal of one of the two claims for relief asserted in the complaint. On May 5, 2000, the United States District Court granted the Subsidiary permission to amend the complaint to address an alleged pleading defect and otherwise denied the defendant's motion to dismiss that claim. Accordingly, on May 8, 2000, the Subsidiary filed an amended complaint. On May 11, 2000, the District Court denied the defendant's motion for a stay of the proceedings until the litigation with the Owners is resolved. . This litigation was settled in conjunction with the litigation noted in the preceding paragraph.

ITEM 2. CHANGES IN SECURITIES

        The Company affected a reverse stock split of 1 for 18 of its Common Stock effective September 18, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      At September 30, 2000, the Company was in payment default under the terms of certain provisions contained in the Company's senior credit facility (see
Note 9 of the 1999 Form 10-K). The amount of such default was approximately $5.5 million. The Company has made payments of principal and/or interest on the credit facility during the pendancy of its Chapter 11 proceeding.

      Although the Company was not in payment default under the terms of any other debt or equity instrument at the time of the Chapter 11 filing, as a result of the filing for Chapter 11, the Company is in default of certain covenants contained in the agreements and/or indentures related to the following debt and equity instruments:

      a) 6.25% Convertible subordinated notes due August 2004 in the principal amount of $115,000,000.00 (see Note 9 of the 1999 Form 10-K). All payments due under the terms of the related indenture are stayed as a result of the Chapter 11 filing.

      b) Certain facility mortgage loans of non-debtor entities due at dates ranging between January 2002 and June 2009 in the aggregate principal amount of $73,405,546.44 (see Note 9 of the 1999 Form 10-K). The Company is a guarantor of these loans. The non-debtor entities continue to make regularly scheduled payments due under the terms of the various loans.

      c)    Series A Preferred Stock in the principal amount of $71,000.00 (see
            Note 12 of the 1999 Form 10-K). All payments due under the terms of the related indenture are stayed as result of the Chapter 11 filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual meeting of the Stockholders of the Company on September 18, 2000

        On September 18, 2000, the Company held its annual meeting of stockholders (the "Annual Meeting") at which it submitted to a vote of its stockholders the following matters:

        Election of directors

        The following nominees were elected directors of the Company at the Annual Meeting to serve until the 2001 annual meeting of stockholders and thereafter until their successors are duly elected and qualified. The following table sets forth a summary with respect to the results of the stockholder vote.

Nominee                           For               Withheld
-------                           ---               --------
Abraham D. Gosman                 15,543,586         945,690
Andrew D. Gosman                  15,534,636         954,590
Michael M. Gosman                 15,532,786         956,440
Robert Cataldo                    15,608,829         880,397
Thomas J. Magovern                15,592,490         896,736

        Amendment of the 1996 Equity Incentive Plan

        The stockholders were asked to approve and adopt the amendment of the Company's 1996 Equity Incentive Plan (the "1996 Plan") in order to increase the number of shares available for issuance under the 1996 Plan to 3,400,000. The number of votes in favor of the amendment of the 1996 Plan was 15,010,837, the number of against was 1,361,461, the number of abstentions was 115,928, and the number of broker non-votes was 1,000.

        Amendment of certificate of incorporation

        The stockholders were asked to approve an amendment of the Company's Certificate of Incorporation to effect a one for eighteen reverse split of the shares of the Company's Common Stock. The number of votes in favor of the amendment of the Certificate of Incorporation was 15,962,087, the number of votes against was 505,959, the number of abstentions was 20,180, and the number of broker non-votes was 1,000.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a).  The following exhibits are filed as part of this report:

        3.01 Corrected Third Restated Certificate of Incorporation of CareMatrix Corporation (2)

        3.02 Amendment to the Corrected Third Restated Certificate of Incorporation of CareMatrix Corporation (*)

        3.03 By-laws of CareMatrix Corporation, as amended through December 9, 1996 (1)

        (b).  Reports on Form 8-K

              Reports on Form 8-K were filed on November 13, 2000, and December 13, 2000.

----------

        (*)   Filed herewith.
        (1)   Filed as an Exhibit to the Company's Annual Report on Form 10-K
              for the year ended December 31, 1996.
        (2)   Filed as an Exhibit to the Company's Annual Report on Form 10-K
              for the year ended December 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CAREMATRIX CORPORATION


                               By: /s/ Michael J. Zaccaro
                               -----------------------------
                               Michael J. Zaccaro
                               Chief Executive Officer and Principal
                               Accounting Officer

Dated:  March 30, 2001